Form 10-K/A
period 2017-12-31
ENZON PHARMACEUTICALS, INC.
filed 2018-04-25
CIK 727510

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2018 (the “Original 2017 Form 10-K”) for the sole purpose of including (i) the information required by Part III of Form 10-K and (ii) Exhibits 10.28 and 10.29, both of which were inadvertently omitted from the Original 2017 Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Original 2017 Form 10-K are replaced in their entirety with the information provided herein. This Form 10-K/A also includes the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Form 10-K/A. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

This Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2017 Form 10-K or reflect events that occurred after the date of the Original 2017 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2017 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2017 Form 10-K.

Unless the context requires otherwise, references in this Form 10-K/A to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Set forth below is certain biographical information regarding our current directors.

Jonathan Christodoro (age 42) – Mr. Christodoro has been a director of our company since October 2013 and as the Chairman of our Board of Directors since November 2013. Mr. Christodoro served as a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, from July 2012 to February 2017. Mr. Christodoro was responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. Prior to joining Icahn Capital, Mr. Christodoro served in various investment and research roles at P2 Capital Partners, LLC, Prentice Capital Management, LP and S.A.C. Capital Advisors, LP. Mr. Christodoro began his career as an investment banking analyst at Morgan Stanley, where he focused on merger and acquisition transactions across a variety of industries. Mr. Christodoro has been a director of: PayPal Holdings, Inc., a technology platform company that enables digital and mobile payments worldwide, since July 2015; Lyft, Inc., a mobile ride-sharing application, since May 2015; and Herbalife Ltd., a nutrition company, since April 2013. Mr. Christodoro was previously a director of: Xerox Corporation, a provider of document management solutions, from June 2016 to December 2017; Cheniere Energy, Inc., a developer of natural gas liquefaction and export facilities and related pipelines, from August 2015 until August 2017; Hologic, Inc., a supplier of diagnostic, medical imaging and surgical products, from December 2013 to March 2016; eBay Inc., a global commerce and payments company, from March 2015 to July 2015; Talisman Energy Inc., an independent oil and gas exploration and production company, from December 2013 to May 2015; and American Railcar Industries, Inc., a railcar manufacturing company, from June 2015 to February 2017. American Railcar Industries is indirectly controlled by Carl C. Icahn. Mr. Icahn has a non-controlling interest in our company and has or previously had non-controlling interests in each of Xerox, Cheniere, PayPal, eBay, Lyft, Hologic, Talisman and Herbalife through the ownership of securities. Mr. Christodoro received an M.B.A. from the University of Pennsylvania’s Wharton School of Business with Distinction, majoring in Finance and Entrepreneurial Management. Mr. Christodoro received a B.S. in Applied Economics and Management Magna Cum Laude with Honors Distinction in Research from Cornell University. Mr. Christodoro also served in the United States Marine Corps. Mr. Christodoro’s qualifications to serve as a director of our company include his service on boards of other public companies, as well as his extensive investment, research and investment banking experience in a variety of industries.

Odysseas Kostas, M.D. (age 43) – Dr. Kostas has been a director of our company since September 2013. He is a Partner and Senior Analyst at Sarissa Capital Management LP. Sarissa Capital focuses on improving the strategies of companies to enhance shareholder value. Prior to joining Sarissa Capital, Dr. Kostas served as a Director at Evercore ISI (formerly ISI), covering the biotechnology and pharmaceutical industries. Previously, he practiced internal medicine as part of the Yale New Haven Health System and was engaged as a consultant to various biotechnology companies. Dr. Kostas has been a director of Innoviva, Inc., a biopharmaceutical company, since December 2017; Dr. Kostas has a B.S. from Massachusetts Institute of Technology (MIT) and an M.D. from University of Texas Southwestern Medical School. Dr. Kostas’ qualifications to serve as a director of our company include his service on the board of another public company, as well as his extensive experience in the biotechnology and pharmaceutical industries.

Jennifer McNealey (age 44) – Ms. McNealey has been a director of our company since September 2013. Since December 2016, Ms. McNealey has been Vice President, Investor Relations and Strategy of Calithera Biosciences, Inc. From February 2015 to December 2016, Ms. McNealey was Senior Director Investor Relations and serves as a member of the management team at Calithera Biosciences, Inc. Prior to joining Calithera Biosciences, Inc., Ms. McNealey served as an advisor to biotechnology companies. In 2005, Ms. McNealey founded Laurient LLC, a research company focused on the biotechnology and pharmaceutical industries, where she worked until 2012. Prior to founding Laurient LLC, Ms. McNealey served as a portfolio manager and biotechnology analyst at various firms, including Paramount Capital, Franklin Templeton, Amerindo Investment Advisors and Morgan Stanley Dean Witter Advisors. Ms. McNealey has a B.A. and an M.H.A. from Cornell University. Ms. McNealey’s qualifications to serve as a director of our company include her service as a member of the management team of another public company, as well as her extensive experience in the biotechnology and pharmaceutical industries.

EXECUTIVE OFFICERS

Set forth below is certain biographical information regarding our current executive officers.

Andrew Rackear (age 64) – Mr. Rackear has served as our Chief Executive Officer and Secretary since March 2016. Prior to that, since November 2013, Mr. Rackear provided consulting services to the Company. Mr. Rackear previously served as the Company’s Vice President and General Counsel from April 2010 to November 2013. Prior to that, Mr. Rackear served as Senior Vice President and General Counsel for NPS Pharmaceuticals, and Vice President and General Counsel for Chugai Pharma USA and Amersham Biosciences Corp, where he also served as President of North American Operations. Prior to that, Mr. Rackear engaged in litigation and commercial law practice at Marks & Murase and served as Associate General Counsel at Sharp Electronics Corp. Mr. Rackear holds a J.D. from New York University School of Law.

Mr. Rackear currently serves as our Chief Executive Officer and Secretary on a consulting basis at a rate of $300 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of a separation agreement, as amended.

Richard L. Feinstein (age 74) – Mr. Feinstein has served as our Vice President-Finance and Chief Financial Officer since March 2016. Prior to that, Mr. Feinstein served as our Vice President - Finance and Principal Financial Officer since December 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps; a board member and chair of the audit committee of EDGAR Online, Inc., a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

Mr. Feinstein currently serves as our Vice President-Finance and Chief Financial Officer on a consulting basis at a rate of $300 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of an independent contractor agreement, as amended.

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

Meetings and Attendance

Our Board held six meetings during fiscal year 2017. Each director attended at least 75% of the total number of meetings held during fiscal year 2017 by our Board and committees of our Board of which such director was a member.

Board Leadership Structure

Our Board is led by a Chairperson appointed by our Board annually. The Chairperson leads our Board in its role of providing advice to, and overseeing the performance of, our Chief Executive Officer. Mr. Christodoro currently serves as the Chairman of the Board, and Mr. Rackear currently serves as our Chief Executive Officer. Our Board does not have a formal policy with respect to the separation of the positions of Chairperson and Chief Executive Officer. However, our Board believes that separating these positions allows the Chief Executive Officer to focus on day-to-day operations, while allowing the Chairperson to lead our Board in its primary role of review and oversight of management.

Communications with Directors

Stockholders may communicate directly with our directors. All communications should be sent in care of our Secretary at our address and should prominently indicate on the outside of the envelope that it is intended for our Board or for a specific director. If no director is specified, the communication will be forwarded to the entire Board.

Standing Committees of our Board

Finance and Audit Committee

All three current members of our Board currently constitute the Finance and Audit Committee. Accordingly, our entire Board currently acts as the Finance and Audit Committee. When our Board acts as the Finance and Audit Committee, Mr. Christodoro acts as the Chairman of the Finance and Audit Committee. Our Board acting as the Finance and Audit Committee held four meetings during fiscal year 2017.

In evaluating the composition of our Board when acting as the Finance and Audit Committee, our Board has determined that each current member of our Board is independent as defined by the listing standards of Nasdaq and Rule 10A-3 under the Securities Exchange Act of 1934. Our Board has determined that Mr. Christodoro satisfies the definition of “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

The primary purpose of the Finance and Audit Committee is to monitor the integrity of our company’s financial reporting process and financial statements, the systems of internal controls and controls over financial reporting, our company’s compliance with legal and regulatory requirements, and the performance and independence of our company’s independent registered public accounting firm. The Finance and Audit Committee is responsible for discussing with management the adequacy of our company’s internal controls and the financial reporting process. The Finance and Audit Committee also is responsible for discussing these matters with our company’s independent registered public accounting firm. In addition, the Finance and Audit Committee is responsible for reviewing our financial statements and discussing them with management and our company’s independent registered public accounting firm before those financial statements are filed with the SEC. The charter of the Finance and Audit Committee may be found on our website at www.enzon.com.

Compensation Committee

All three current members of our Board currently constitute the Compensation Committee. Accordingly, our entire Board currently acts as the Compensation Committee. When our Board acts as the Compensation Committee, Ms. McNealey acts as the Chairwoman of the Compensation Committee. Our Board acting as the Compensation Committee held three meetings during fiscal year 2017.

In evaluating the composition of our Board when acting as the Compensation Committee, our Board has determined that each current member of our Board is independent as defined by the listing standards of Nasdaq.

The primary duties and responsibilities of the Compensation Committee are to oversee our overall compensation structure, policies and programs, and assess whether our compensation structure establishes appropriate incentives for management.

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

Governance and Nominating Committee

All three current members of our Board currently constitute the Governance and Nominating Committee. Accordingly, our entire Board currently acts as the Governance and Nominating Committee. When our Board acts as the Governance and Nominating Committee, Dr. Kostas acts as the Chairman of the Governance and Nominating Committee. Our Board acting as the Governance and Nominating Committee held two meetings during fiscal year 2017.

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

Code of Conduct

Our Board has adopted a Code of Conduct that is applicable to all of our directors and executive officers. Any material changes made to the Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed on our website at www.enzon.com within four business days of such material change or waiver. A copy of our Code of Conduct is available on the Corporate Governance page of our website at www.enzon.com or upon request, without charge, by contacting us at (732) 980-4500 or through an e-mail request to investor@enzon.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our common stock by our executive officers and directors and owners of 10% or more of outstanding our common stock are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based solely on our review of these reports and written representations from certain reporting persons, during fiscal year 2017, all such reports were filed in a timely manner.

Item 11. Executive Compensation.

Named Executive Officers

The following individuals were our named executive officers for fiscal year 2017, whom we refer to in this Form 10-K/A as our named executive officers:

Andrew Rackear – Mr. Rackear currently serves as our Chief Executive Officer and Secretary. During fiscal year 2017, Mr. Rackear served as our Chief Executive Officer and Secretary on a consulting basis at a rate of $285 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of a separation agreement, as amended. Effective January 1, 2018, Mr. Rackear’s consulting rate was increased to $300 per hour for each hour worked.

Richard L. Feinstein – Mr. Feinstein currently serves as our Vice President - Finance and Chief Financial Officer. During fiscal year 2017, Mr. Feinstein served as our Vice President-Finance and Principal Financial Officer on a consulting basis at a rate of $285 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of an independent contractor agreement, as amended. Effective January 1, 2018, Mr. Feinstein’s consulting rate was increased to $300 per hour for each hour worked.

Historical Compensation of our Named Executive Officers

The following table sets forth information concerning compensation earned for services rendered to us by our named executive officers for fiscal year 2017 and fiscal year 2016.

Summary Compensation Table

Name and Principal Position	Year	Bonus ($)(1)	All Other Compensation ($)(2)	Total ($)
Andrew Rackear	2017	40,000	150,039	190,039
Chief Executive Officer and Secretary	2016	—	139,157	139,157
Richard L. Feinstein	2017	10,000	162,521	172,521
Vice President - Finance and Chief Financial Officer	2016	—	159,506	159,506

(1)	The amounts in this column reflect discretionary bonuses paid in respect of fiscal year 2017.

(2)	The amounts in this column for Mr. Rackear reflect fees and expenses related to his services rendered as our Chief Executive Officer and Secretary on a consulting basis. The amounts in this column for Mr. Feinstein reflect fees and expenses related to his services rendered as our Vice President - Finance and Principal Financial Officer on a consulting basis. Neither Mr. Rackear nor Mr. Feinstein received a base salary for fiscal year 2017 or 2016.

Outstanding Equity Awards at December 31, 2017

The following table sets forth information with respect to outstanding equity awards held by each of our named executive officers as of December 31, 2017.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(1) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($))	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Rackear	25,000	—	—	1.49	1/17/2022	—	—	—	—
Richard L. Feinstein	—	—	—	—	—	—	—	—	—

(1)	The amounts in this column reflect equitable adjustments that were approved by the Compensation Committee and made to the stock options in connection with the special cash dividend of $1.60 per share of common stock that we paid on June 4, 2013, the special cash dividend of $0.45 per share of common stock that we paid on December 23, 2013, the special cash dividend of $0.10 per share of common stock that we paid on January 28, 2015, the special cash dividend of $0.50 per share of common stock that we paid on August 12, 2015, the special cash dividend of $0.25 per share of common stock that we paid on December 29, 2015, the special cash dividend of $0.15 per share of common stock that we paid on December 12, 2016 and the special cash dividend of $0.15 per share of common stock that we paid on September 28, 2017.

Potential Payments Upon Termination or Change in Control

None of our named executive officers is covered by a severance or change in control agreement and, accordingly, none of our named executive officers would have been entitled to receive any termination or change in control-related payments as of December 31, 2017.

DIRECTOR COMPENSATION

Amended and Restated 2013 Outside Director Compensation Plan

Under the Amended and Restated 2013 Outside Director Compensation Plan, each non-employee director (i) receives an annual cash retainer of $30,000, (ii) for service as chair of the Finance and Audit Committee receives an additional annual cash retainer of $10,000 and (iii) for service as a non-chair member of the Finance and Audit Committee receives an additional annual cash retainer of $5,000. These annual cash retainers are payable quarterly at the end of each quarter.

Total Director Compensation

A summary of compensation paid to each of our directors during fiscal year 2017 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Jonathan Christodoro	40,000	—	—	40,000
Odysseas Kostas, M.D.	35,000	—	—	35,000
Jennifer McNealey	35,000	—	—	35,000

(1)	As of December 31, 2017, none of our directors held any outstanding unvested restricted stock units.

(2)	As of December 31, 2017, none of our directors held any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2017 regarding shares of our common stock that may be issued under our equity compensation plans consisting of the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	41,787	$3.11	2,924,081
Equity compensation plans not approved by security holders:	—	—	—
Total	41,787	$3.11	2,924,081

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the close of business on April 1, 2018 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each current director, (iii) each of our named executive officers and (iv) all of our current directors and current executive officers as a group. Information set forth in this table as to our directors, named executive officers and all directors and executive officers as a group is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Name and Address of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Voting Stock Outstanding(3)

Jonathan Christodoro	—		—
Odysseas Kostas, M.D.	—		—
Jennifer McNealey	—		—
Andrew Rackear	25,000	(4)	*
Richard L. Feinstein	—		—
Carl C. Icahn and affiliated entities	5,279,109	(5)	11.9%
Jonathan Couchman and affiliated entities	4,692,164	(6)	10.6%
Poplar Point Capital Management LLC and affiliated entities	2,252,950	(7)	5.1%
Harper Asset Management, LLC	2,244,738	(8)	5.1%
BlackRock, Inc.	1,823,851	(9)	4.1%
All Current Directors and Current Executive Officers as a group (5 persons)	25,000	(10)	*

*	Less than one percent

(1)	The address for each of the executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. With respect to each person set forth in the table, shares subject to stock options, if any, held by such person that were exercisable as of April 1, 2018 or will become exercisable within 60 days after April 1, 2018 and restricted stock units, if any, held by such person that vest within 60 days of April 1, 2018 are deemed to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

(3)	Based on 44,214,603 shares of common stock which were issued and outstanding as of the close of business on April 1, 2018. Each share of common stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of common stock deemed to be beneficially held by such person as of April 1, 2018 by (ii) the sum of (A) the number of shares of common stock outstanding as of April 1, 2018, plus (B) the number of shares of common stock subject to stock options, if any, held by such person that were exercisable as of April 1, 2018 or will become exercisable within 60 days after April 1, 2018, plus (C) restricted stock units, if any, held by such person that vest within 60 days of April 1, 2018.

(4)	Includes 25,000 shares subject to options which were exercisable as of April 1, 2018.

(5)	Information concerning stock ownership was obtained from Amendment No. 9 to the Schedule 13D filed with the SEC on November 29, 2016 by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 767 Fifth Avenue, 47th Floor, New York, New York 10153. Mr. Icahn and entities affiliated with him reported that they have shared voting and dispositive power over all 5,279,109 shares.

(6)	Information concerning stock ownership was obtained from Amendment No. 1 to the Schedule 13G jointly filed with the SEC on April 13, 2018 by Jonathan Couchman, Couchman Family Fund (the “Foundation”) and Xstelos Corp. (“Xstelos”). The address for Mr. Couchman and the Foundation is c/o Couchman Management LLC, 630 Fifth Avenue, Suite 2260, New York, New York 10020. The address for Xstelos is 1105 North Market Street, Suite 1300, Wilmington, DE 19801. Mr. Couchman, the Foundation and Xstelos reported that (i) Mr. Couchman has sole voting and dispositive power with respect to 3,577,664 of the shares and shared voting and dispositive power with respect to 1,114,500 of the shares, (ii) the Foundation, of which Mr. Couchman is the sole trustee, has shared voting and dispositive power with respect to 400,000 of the shares and (iii) Xstelos, which is controlled by Mr. Couchman, has shared voting and dispositive power with respect to 714,500 of the shares.

(7)	Information concerning stock ownership was obtained from the Schedule 13G jointly filed with the SEC on February 9, 2018 by Poplar Point Capital Management LLC (“PPCM”), Poplar Point Capital Partners LP (“PPCP”), Poplar Point Capital GP LLC (“PPCGP”) and Jad Fakhry. PPCM is the investment manager for PPCP. PPCGP is the general partner of PPCP. Mr. Fakhry is the manager of, and owns a controlling interest in, PPCM and PPCGP. The address for PPCM, PPCP, PPCGP and Mr. Fakhry is c/o Poplar Point Capital Management LLC, 840 Hinckley Road, Suite 250, Burlingame, CA 94010. PPCM, PPCP, PPCGP and Mr. Fakhry reported that they have shared voting and dispositive power over all 2,252,950 shares.

(8)	Information concerning stock ownership was obtained from the Schedule 13G filed with the SEC on January 22, 2018 by Harper Asset Management, LLC, which reported that, as of the close of business on December 31, 2017, Harper Asset Management, LLC beneficially owned 2,244,738 shares, which are held in investment advisory client accounts, with no individual client holding more than 170,000 shares. The address for Harper Asset Management, LLC is 6680 Gunpark Dr., Suite 202B, Boulder, CO 80301. Harper Asset Management, LLC reported that it has sole voting and dispositive power over all 2,244,738 shares.

(9)	Information concerning stock ownership was obtained from Amendment No. 8 to the Schedule 13G filed with the SEC on June 9, 2016. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc. reported that it has sole voting and dispositive power with respect to all 1,823,851 shares.

(10)	Includes 25,000 shares subject to options which were exercisable as of April 1, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Our Board has adopted a formal written policy that we will not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to our company. Since January 1, 2017, there have been no such related party transactions.

Item 14. Principal Accounting Fees and Services.

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

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2017 and 2016. Our Board, acting as the Finance and Audit Committee, considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining each firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees(1)	$94,250	$89,250
Audit-Related Fees	—	—
Tax Fees(2)	20,800	21,845
All Other Fees	—	—
Total Fees	$115,050	$111,095

(1)	For fiscal years 2017 and 2016, “Audit Fees” paid or payable to EisnerAmper LLP related to services in connection with the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.

(2)	For fiscal years 2017 and 2016, “Tax Fees” paid or payable to EisnerAmper LLP related to tax preparation services and tax consulting services.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of the Original 2017 Form 10-K filed with the Securities and Exchange Commission on March 21, 2018.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)

2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)

3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)

3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)

10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)

10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(3)

10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)

10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)

10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)

10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)

10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)

10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)

10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)

10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)

10.11	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(8)

10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)

10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)

10.14	2011 Stock Option and Incentive Plan**	(10)

10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)

10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)

10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)

10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)

10.19	2007 Employee Stock Purchase Plan	(7)

10.20	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)

10.21	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)

10.22	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)

10.23	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)

10.24	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)

10.25	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)

10.26	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)

10.27	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)

10.28	Amendment 2 to Independent Contractor Agreement, dated as of November 29, 2017, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	++

10.29	Third Amendment to Separation Agreement, dated as of November 29, 2017, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	++

21.1	Subsidiaries of Registrant	+

23.1	Consent of EisnerAmper LLP	+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++

101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Previously filed as an exhibit to the Original 2017 Form 10-K filed with the Securities and Exchange Commission on March 21, 2018.
++	Filed herewith.
+++	Previously furnished as an exhibit to the Original 2017 Form 10-K filed with the Securities and Exchange Commission on March 21, 2018.
*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 25, 2018	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: April 25, 2018	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	April 25, 2018
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and	April 25, 2018
Richard L. Feinstein	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	April 25, 2018
Jonathan Christodoro

/s/ Odysseas Kostas, M.D.	Director	April 25, 2018
Odysseas Kostas, M.D.

/s/ Jennifer McNealey	Director	April 25, 2018
Jennifer McNealey

