Form 10-Q
period 2018-03-31
ENZON PHARMACEUTICALS, INC.
filed 2018-05-10
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Shares of Common Stock outstanding as of May 4, 2018: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$7,240	$7,478
Other current assets	120	94
Total current assets	7,360	7,572
Refundable tax credits receivable	1,940	1,940

Total assets	$9,300	$9,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$313	$225
Accrued expenses and other current liabilities	155	143

Total current liabilities	468	368

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at March 31, 2018 and December 31, 2017	442	442
Additional paid-in capital	83,649	83,649
Accumulated deficit	(75,259)	(74,947)
Total stockholders’ equity	8,832	9,144
Total liabilities and stockholders’ equity	$9,300	$9,512

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Revenues:
Royalties	$15	$1,440
Total revenues	15	1,440

Operating expenses:
General and administrative	326	349
Total operating expenses	326	349

Operating (loss) income and (loss) income before income tax expense	(311)	1,091

Income tax expense	1	446
Net (loss) income	$(312)	$645

(Loss) Earnings per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted-average shares outstanding – basic	44,215	44,215
Weighted-average shares outstanding – diluted	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(312)	$645
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred tax provision	-	424
Changes in operating assets and liabilities	74	(629)
Net cash (used in) provided by operating activities	(238)	440

Net (decrease) increase in cash	(238)	440

Cash beginning of period	7,478	7,639

Cash end of period	$7,240	$8,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize Enzon’s proprietary technology. In 2017, the primary source of the Company’s royalty revenues was the revenue from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the entrance into a Second Amendment (“Nektar Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Nektar License Agreement”) with Nektar, which generated non-recurring royalty revenues of $7 million (see below). The receipt of this $7 million satisfied all future obligations of royalty payments pursuant to the Nektar License Agreement.

Prior to 2017, the primary source of the Company’s royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). Prior to 2013, the Company was dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 0% and 44% of the Company’s total royalty revenues for each of the quarters ended March 31, 2018 and 2017, respectively. In March 2018, Merck notified the Company that a downward adjustment of approximately $313,000 in royalties was necessary. Accordingly, in December 2017, the Company accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, the Company recorded a net payable to Merck of approximately $225,000 at December 31, 2017. In January 2018, Merck paid the $88,000 to the Company. Accordingly, the Company increased its payable to Merck to $313,000. (See Note 11 Royalty Revenues and Accounts Payable.)

In April 2013, the Company announced that it intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 10 Plan of Liquidation and Dissolution.)

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

The Company may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio previously owned by Sigma-Tau Finanziaria S.p.A. in July 2015. In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If Food and Drug Administration (“FDA”) approval is obtained for SC Oncaspar, under its agreement, the Company would be entitled to a milestone payment of $7.0 million. There can be no assurance that the FDA will approve the Biologics License Application (“BLA”). Accordingly, there can be no assurance that the Company will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of the Company’s other third party licensees. The Company will not recognize revenue from Shire or any of the Company’s other third party licensees until all current revenue recognition requirements are met.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenues

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), royalty revenues from the Company’s agreements with third parties are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. No provision for uncollectible accounts is established upon recognition of revenues. (See Note 3.)

Contingent payments due under the asset purchase agreement for the sale of the Company’s former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured. Such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	New Accounting Pronouncements

 In May 2014, the FASB issued  ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” relating to revenue recognition.  This new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This ASU, as amended, is effective January 1, 2018.  The Adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2018 and December 31, 2017 due to their short-term nature.

(5)	Supplemental Cash Flow Information

There were no income tax or interest payments made during the three months ended March 31, 2018 or 2017.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)	Earnings Per Common Share

Basic earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted earnings per share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive. The denominator would include both the weighted average number of shares of common stock outstanding and common stock equivalents. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Earnings per common share information is as follows (in thousands, except per share amounts) for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
(Loss) Earnings Per Common Share – Basic:
Net (loss) income	$(312)	$645

Weighted-average common shares outstanding	44,215	44,215

Basic (loss) earnings per share	$(0.01)	$0.01

(Loss) Earnings Per Common Share – Diluted:
Net (loss) income	$(312)	$645

Weighted-average common shares outstanding	44,215	44,215
Weighted-average incremental shares related to vesting of nonvested shares	-	-
Weighted-average common shares outstanding and common share equivalents	44,215	44,215

Diluted (loss) earnings per share	$(0.01)	$0.01

At March 31, 2018 and 2017, there were 41,787 and 90,787 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2018 no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of March 31, 2018.

There were no options granted during the three months ended March 31, 2017 and no nonvested shares granted or outstanding during the three months ended March 31, 2017. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2018 and related balances outstanding as of that date are reflected below:

Stock
Options
Outstanding at January 1, 2018	41,787
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at March 31, 2018	41,787

Options vested and expected to vest at March 31, 2018	41,787

Options exercisable at March 31, 2018	41,787

(8)	Income Taxes

During the three months ended March 31, 2018, the Company recorded approximately $1,000 of income tax expense for NJ state income tax.

During the three months ended March 31, 2017, the Company recorded approximately $446,000 of income tax expense for U.S. federal and NJ state income tax, substantially all of which related to a reduction of the Company’s net deferred tax assets.

The Company continues to provide a valuation allowance against all of its deferred tax assets, as the Company believes it is more likely than not that its deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduced the U.S. federal corporate tax rate from 35% to 21% for years beginning after December 31, 2017. In addition, the Act repealed the corporate alternative minimum tax (“AMT”) for years beginning after December 31, 2017 and allows companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability. The Act also provides for an indefinite carryforward period for net operating losses generated after 2017 and limits annual utilization to 80% of taxable income. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization. Our accounting is complete as of December 31, 2017 as related to the remeasurement of deferred taxes to the new tax rate of 21%, repeal of the AMT, receipt of MTC refunds and limitation of net operating losses generated after 2017 to 80% of taxable income. No provisional amounts were recorded as a result.

As a result of the Act’s provision allowing for the refund of MTC beginning in 2018, the Company has recorded MTC as a long-term receivable of approximately $1.9 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	Commitments and Contingent Liabilities

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for the Company’s right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions, until February 28, 2019, for a monthly fee of $1,259.

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

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by the Company’s stockholders and implemented by management, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs, at least, through the year 2021, consistent with the expiration of the Company’s existing license arrangements that generate its royalty revenues. The Company has forecasted little or no royalty revenues for the years 2018 through 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties, potential returns and rebates and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11)	Royalty Revenues and Accounts Payable

During the fourth quarter of 2017, Merck corrected an error in their previous adjustment of royalties, noting that they owed the Company an additional net amount of approximately $88,000 and the Company recorded a receivable of that amount. In March 2018, Merck notified the Company that a downward adjustment of approximately $313,000 in royalties was necessary, primarily, due to returns from sales in China in the fourth quarter of 2017. Accordingly, in December 2017, the Company accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, the Company recorded a net payable to Merck of approximately $225,000 at December 31, 2017.

In January 2018, Merck paid the Company the net $88,000 that was due us from the adjustment they had made. Because this amount was included in March 2018 when Merck calculated and notified us of the $313,000 returns adjustment, the $88,000 of cash received in January was recorded as an additional liability due back to Merck. Therefore, at March 31, 2018 the aggregate amount due to Merck was approximately $313,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries. The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2017 Annual Report on Form 10-K.

Forward-Looking Information and Factors That May Affect Future Results

The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the following discussion, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved.

The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Overview

We manage our sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology. In 2017, the primary source of our royalty revenues was the revenues from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the entrance into a Second Amendment (“Nektar Second Amendment”) to our Cross-License and Option Agreement (the “Nektar License Agreement”) with Nektar, which generated non-recurring royalty revenues of $7 million (see below). The receipt of this $7 million satisfied all future obligations of royalty payments pursuant to the Nektar License Agreement.

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

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 10 to our Condensed Consolidated Financial Statements.)

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

As part of the our sale of our former specialty pharmaceutical business that was completed in January 2010, we may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio previously owned by Sigma-Tau Finanziaria S.p.A. In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If Food and Drug Administration (“FDA”) approval is obtained for SC Oncaspar, under its agreement, we would be entitled to a milestone payment of $7.0 million. There can be no assurance that the FDA will approve the Biologics License Application (“BLA”). Accordingly, there can be no assurance that we will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from our agreements with any of our other third party licensees. We will not recognize revenue from Shire or any of our other third party licensees until all current revenue recognition requirements are met.

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

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions until February 28, 2019, for a monthly fee of $1,259.

Plan of Dissolution

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which we would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, our ability to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of our reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, our Board of Directors determined that it would be fair, advisable and in our best interests and our stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If our dissolution and liquidation pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect our corporate existence to continue for the purpose of winding up our business and affairs at least through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. We have forecasted minimal or no royalty revenues for the years 2018 through 2021. This forecast is based upon a variety of estimates and numerous assumptions made by our management with respect to, among other matters, forecasted sales of the drug products for which we have the right to receive royalties, potential returns and rebates and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond our control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended March 31,
	2018	Percent Change	2017
Royalty revenue	$0.015	(99)%	$1.4

Royalty revenues from sales of PegIntron by Merck accounted for approximately 0% and 44% of our total royalty revenues for the three months ended March 31, 2018 and 2017, respectively. Royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.  Our right to receive royalties on U.S. sales of PegIntron expired in 2016.

During the fourth quarter of 2017, Merck corrected an error in their previous adjustment of royalties, noting that they owed us an additional net amount of approximately $88,000 and we recorded a receivable of that amount. In March 2018, Merck notified us that a downward adjustment of approximately $313,000 in royalties was necessary, primarily, due to returns from sales in China in the fourth quarter of 2017. Accordingly, in December 2017, we accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, we recorded a net payable to Merck of approximately $225,000 at December 31, 2017.

In January 2018, Merck paid us the net $88,000 that was due to us from the adjustment they had made. Because this amount was included in March 2018 when Merck calculated and notified us of the $313,000 returns adjustment, the $88,000 of cash received in January was recorded as an additional liability due back to Merck. Therefore, at March 31, 2018, the aggregate amount due to Merck was approximately $313,000.

Merck has not yet reported royalty revenues earned by us for the quarter ended March 31, 2018. Accordingly, we have recorded no royalty revenue during that quarter. During the comparable quarter in 2017, we recorded approximately $640,000 of royalty revenue from Merck.

Operating Expenses:

General and Administrative:

	Three Months Ended March 31,
	2018	Percent Change	2017
General and administrative	$0.33	7%	$0.35

General and administrative expenses decreased by approximately $13,000, or 7%, to approximately $326,000 for the first quarter of 2018 from approximately $349,000 for the first quarter of 2017. This decrease in expense is substantially attributable to the decrease in professional fees, primarily legal fees.

Tax Expense:

We incurred a tax expense of approximately $1,000 in the first quarter of 2018 to reflect state minimum taxes as compared with tax expense of $446,000 and an effective tax rate of 40.9% for the corresponding period in the prior year.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our existing cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and anticipated royalty revenues will be sufficient to fund our operations, at least, through May 2019. However, our future royalty revenues are expected to continue their sharp decrease over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash was $7.2 million as of March 31, 2018, as compared to $7.5 million as of December 31, 2017. The decrease of approximately $300,000 was primarily attributable to the net increase in cash used in operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2018, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of March 31, 2018 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2018, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

•	Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. sales of PegIntron expired in 2016, which has negatively impacted our royalty revenues.

•	We may not be able to sustain profitability and we may incur losses over the next several years.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

•	We expect that we will not realize our deferred income tax assets.

•	We have reallocated all employment responsibilities and outsourced all corporate functions, which make us more dependent on third-parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 21, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.
*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 10, 2018	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 10, 2018	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.
*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

