Form 10-Q
period 2018-06-30
ENZON PHARMACEUTICALS, INC.
filed 2018-08-10
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-36435

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

Shares of Common Stock outstanding as of August 3, 2018: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$6,966	$7,478
Other current assets	104	94
Total current assets	7,070	7,572
Refundable tax credits receivable	1,940	1,940

Total assets	$9,010	$9,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$253	$225
Accrued expenses and other current liabilities	126	143

Total current liabilities	379	368

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at June 30, 2018 and December 31, 2017	442	442
Additional paid-in capital	83,649	83,649
Accumulated deficit	(75,460)	(74,947)
Total stockholders’ equity	8,631	9,144
Total liabilities and stockholders’ equity	$9,010	$9,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Royalties	$61	$6,775	$76	$8,215
Total revenues	61	6,775	76	8,215

Operating expenses:
General and administrative	267	337	588	686
Total operating expenses	267	337	588	686

Operating (loss) income and (loss) income before income tax expense	(206)	6,438	(512)	7,529
Income tax expense	-	2,253	1	2,699
Net (loss) income	$(206)	$4,185	$(513)	$4,830

(Loss) Earnings per common share
Basic	$(0.01)	$0.09	$(0.01)	$0.11
Diluted	$(0.01)	$0.09	$(0.01)	$0.11

Weighted-average shares – basic	44,215	44,215	44,215	44,215
Weighted-average shares – diluted	44,215	44,215	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(513)	$4,830
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred tax provision	-	2,547
Changes in operating assets and liabilities	1	(3,810)

Net cash (used in) provided by operating activities	(512)	3,567

Net (decrease) increase in cash	(512)	3,567

Cash at beginning of period	7,478	7,639

Cash at end of period	$6,966	$11,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize Enzon’s proprietary technology. In 2017, the primary source of the Company’s royalty revenues was the revenue received from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the execution of a Second Amendment (“Nektar Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Nektar License Agreement”) with Nektar, which generated non-recurring royalty revenues of $7 million (see below). The receipt of this $7 million satisfied all future obligations of royalty payments pursuant to the Nektar License Agreement.

Prior to 2017, the primary source of the Company’s royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). Prior to 2013, the Company was dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 100% and 5% of the Company’s total royalty revenues for the three months ended June 30, 2018 and 2017, respectively, and 80% and 11% of the Company’s total royalty revenues for the six-month periods ended June 30, 2018 and 2017, respectively. In March 2018, Merck notified the Company that a downward adjustment of approximately $313,000 in royalties was necessary, resulting, primarily, from product returns. Accordingly, at December 31, 2017, the Company accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, the Company recorded a net payable to Merck of approximately $225,000 at December 31, 2017. In January 2018, Merck paid the $88,000 to the Company, which increased the liability to $313,000. During the second quarter, Enzon earned approximately $60,000 of royalties, which reduced the royalty payable to Merck to $253,000 (See Note 11 Royalty Revenues and Accounts Payable.)

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

The Company may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar. The milestone payment obligations were assumed by Shire plc (“Shire”), when it acquired the Oncaspar product portfolio previously owned by Sigma-Tau Finanziaria S.p.A. in July 2015. In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If Food and Drug Administration (“FDA”) approval is obtained for SC Oncaspar,, the Company would be entitled to a milestone payment of $7.0 million from Servier S.A.S. (Servier), which entered into an agreement to purchase the oncology business from Shire in 2018. There can be no assurance that the FDA will approve the Biologics License Application (“BLA”). Accordingly, there can be no assurance that the Company will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of the Company’s other third party licensees. The Company will not recognize revenue from Servier or any of the Company’s other third party licensees until all current revenue recognition requirements are met.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 26, 2017, the Company entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay the Company the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Nektar License Agreement, the first $3.5 million of which was paid within one business day of the effective date of the Nektar Second Amendment and the remaining $3.5 million was to be paid on January 6, 2018. Accordingly, the Company recorded revenue of $7.0 million and a receivable of $3.5 million in the second quarter of 2017. The $3.5 million receivable was paid in full in December 2017.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers,” relating to revenue recognition.  This new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This ASU, as amended, was effective January 1, 2018.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), “Leases,” which is intended to improve financial reporting around leasing transactions.  This ASU affects all companies and other organizations that engage in leasing transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets – referred to as “leases” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. On January 5, 2018, the FASB issued an exposure draft amending certain aspects of the new leasing standard. The proposed amendments include a provision to allow entities to elect not to restate comparable periods in the period of adoption when transitioning to the new standard and instead permit a modified retrospective approach. The Company believes that the new standard will not have a material effect on its consolidated financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2018 and December 31, 2017 due to their short-term nature.

(5)	Supplemental Cash Flow Information

There were no income tax or interest payments made during the six months ended June 30, 2018 or 2017.

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

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Earnings per common share information is as follows (in thousands, except per share amounts) for the three months and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(Loss) Earnings Per Common Share – Basic:
Net (loss) income	$(206)	$4,185	$(513)	$4,830

Weighted-average common shares outstanding	44,215	44,215	44,215	44,215

Basic and diluted (loss) income per share	$(0.01)	$0.09	$(0.01)	$0.11

(Loss) Earnings Per Common Share – Diluted:
Net (loss) income	$(206)	$4,185	$(513)	$4,830

Weighted-average common shares outstanding	44,215	44,215	44,215	44,215
Weighted-average incremental shares related to vesting of nonvested shares	-	-	-	-
Weighted-average common shares outstanding and common share equivalents	44,215	44,215	44,215	44,215

Basic and diluted (loss) income per share	$(0.01)	$0.09	$(0.01)	$0.11

As of June 30, 2018 and 2017, options for 41,787 and 41,787 shares, respectively, were outstanding that have been excluded from the calculation of diluted weighted average shares outstanding, as they would be anti-dilutive since the respective options’ strike price was greater than the current market price of the shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the six months ended June 30, 2018, no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of June 30, 2018.

There were no options granted during the six months ended June 30, 2017 and no nonvested shares granted or outstanding during the six months ended June 30, 2017. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the six months ended June 30, 2018 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2018	41,787
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at June 30, 2018	41,787

Options vested at June 30, 2018	41,787

Options exercisable at June 30, 2018	41,787

(8)	Income Taxes

During the six months ended June 30, 2018, the Company recorded approximately $1,000 of income tax expense for New Jersey state income tax.

During the six months ended June 30, 2017, the Company incurred tax expense of approximately $2.7 million of which approximately $2.3 million was incurred during the second quarter of 2017. The recorded tax expense included $1.4 million as a discrete item for the three-month period ended June 30, 2017 for the tax effect of projected income reduction in future years.

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

As a result of the Act’s provision allowing for the refund of MTC beginning with tax year 2018, the Company has recorded MTC as a long-term receivable of approximately $1.9 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	Commitments and Contingent Liabilities

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for the Company’s right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions, until February 28, 2019, for a monthly fee of $1,259. In June 2018, the Company and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. The Company entered into an office service agreement with Regus for mailbox plus, telephone answering, and virtual office services effective September 1, 2018. Under the agreement, in exchange for the services provided by Regus, the Company was required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2019.

Effective July 1, 2018, the Company entered into an office rental agreement with Equinox Junior, LLC (“Equinox”) for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for the Company’s right to use the office space at this location, the Company is required to pay Equinox a security deposit of $708 and thereafter pay Equinox a monthly fee of $708 until June 30, 2019.

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

During the fourth quarter of 2017, Merck corrected an error in their previous adjustment of royalties, noting that they owed the Company an additional net amount of approximately $88,000 and the Company recorded a receivable of that amount. In March 2018, Merck notified the Company that a downward adjustment of approximately $313,000 in royalties was necessary, primarily due to returns from sales in China in the fourth quarter of 2017. Accordingly, in December 2017, the Company accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, the Company recorded a net payable to Merck of approximately $225,000 at December 31, 2017.

In January 2018, Merck paid the net $88,000 that was due to the Company from the royalties adjustment it had made. Because this amount was included in March 2018 when Merck calculated and notified the Company of the $313,000 returns adjustment, the $88,000 received in January was recorded as an additional liability due back to Merck. Therefore, at March 31, 2018 the aggregate amount due to Merck was approximately $313,000.

During the three month period ended June 30, 2018, Merck calculated and notified the Company that Enzon earned $61,000 of royalties, which reduced the aggregate amount due to Merck to approximately $253,000.

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

Overview

We manage our sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology. In 2017, the primary source of our royalty revenues was the revenues received from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the execution of a Second Amendment (“Nektar Second Amendment”) to our Cross-License and Option Agreement (the “Nektar License Agreement”) with Nektar, which generated non-recurring royalty revenues of $7 million (see below). The receipt of this $7 million satisfied all future obligations of royalty payments pursuant to the Nektar License Agreement.

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

As part of the our sale of our former specialty pharmaceutical business that was completed in January 2010, we may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar. The milestone obligations were assumed by Shire plc (“Shire”), when it acquired the Oncaspar product portfolio previously owned by Sigma-Tau Finanziaria S.p.A. In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If Food and Drug Administration (“FDA”) approval is obtained for SC Oncaspar, under its agreement, we would be entitled to a milestone payment of $7.0 million from Servier S.A.S. (Servier), which entered into an agreement to purchase the oncology business from Shire in 2018. There can be no assurance that the FDA will approve the Biologics License Application (“BLA”). Accordingly, there can be no assurance that we will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from our agreements with any of our other third party licensees. We will not recognize revenue from Servier or any of our other third party licensees until all current revenue recognition requirements are met.

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

Effective July 1, 2018, we entered into an office rental agreement with Equinox Junior, LLC (“Equinox”) for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for our right to use the office space at this location, we are required to pay Equinox a security deposit of $708 and thereafter pay Equinox a monthly fee of $708 until June 30, 2019.

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

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Royalty revenue	$0.06	(99)%	$6.8	$0.08	(99)%	$8.2

Royalty revenues from sales of PegIntron by Merck accounted for approximately 80% and 11% of our total royalty revenues for the six months ended June, 30, 2018 and 2017, respectively. Royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.  Our right to receive royalties on U.S. sales of PegIntron expired in 2016.

	Three Months Ended				Six Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
PEGINTRON royalties from:	2018	2017	Change	Change	2018	2017	Change	Change
US sales	$0.11	$(0.03)	$0.14	466	$0.11	$(0.03)	$0.14	466
Foreign sales - Europe	0.01	0.16	(0.15)	(97)	0.01	0.42	(0.41)	(97)
Foreign sales - Japan	0.01	0.01	0.00	120	0.01	(0.05)	0.06	120
Foreign sales - Other	(0.07)	0.19	(0.26)	111	(0.07)	0.63	(0.70)	111
Total	0.06	0.33	(0.27)	(94)	0.06	0.97	(0.91)	(94)
Less: Recoupment by Merck	-	(0.56)	0.56	(100)	-	(0.56)	0.56	(100)
	$0.06	$(0.23)	$0.29	(85)	$0.06	$0.41	$(0.35)	(85)

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

In January 2018, Merck paid us the net $88,000 that was due to us from the adjustment they had made. Because this amount was included in March 2018 when Merck calculated and notified us of the $313,000 returns adjustment, the $88,000 of cash received in January was recorded as an additional liability due back to Merck. In June 2018, Merck calculated and notified us that Enzon earned $60,000 of royalties, which reduced the aggregate amount due to Merck at June 30, 2018 to approximately $253,000.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
General and administrative	$267	(21)%	$337	$588	(14)%	$686

General and administrative expenses in the six months ended June 30, 2018 decreased by approximately $98,000, or 14%, to $588,000 from $686,000 for the first six months of 2017. The decrease in expense is substantially attributable to the decrease in filing fees, general insurance expense in connection with our lease termination, as well as a decrease in professional fees, primarily legal and accounting fees, incurred in 2017 in connection with the Plan of Liquidation and Dissolution that was adopted in February 2016.

General and administrative expenses in the three months ended June 30, 2018 declined by approximately $70,000, or 21%, to $267,000 from $337,000 for the second quarter of 2017. The decrease in expense is substantially attributable to the decrease in filing fees, general insurance expense in connection with our lease termination, as well as a decrease in professional fees, primarily legal fees, incurred in 2017, related to the Nektar Second Amendment.

Tax Expense:

We incurred a tax expense of approximately $1,000 in the first six months of 2018 to reflect state minimum taxes as compared with tax expense of approximately $2.7 million for the corresponding period in the prior year. The effective tax rate for the six months ended June 30, 2018 was 0%, compared with 36% for the corresponding period in the prior year. The reduction in the effective tax rate is attributable to decreases in projected income for the current year and future years.

Liquidity and Capital Resources

 Our current sources of liquidity are (i) our existing cash on hand and (ii) de minimus anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and limited anticipated royalty revenues will be sufficient to fund our operations, at least, through August 2019. However, our future diminishing royalty revenues are expected to end during the next several years and, in recognition of the recoupment that we owe to Merck, there can be no assurance that we will receive any future cash royalty revenues.

Cash was $7.0 million as of June 30, 2018, as compared to $7.5 million as of December 31, 2017. The decrease of approximately $500,000 was attributable to the net cash used in our operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2018, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2018 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2018, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

•	Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. sales of PegIntron expired in 2016, which has negatively impacted our royalty revenues.

•	We have recently incurred net losses and may continue to incur net losses.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

•	We expect that we will not realize our deferred income tax assets.

•	We have reallocated all employment responsibilities and outsourced all corporate functions, which make us more dependent on third-parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 21, 2018.

We have recently incurred net losses and we may continue to incur net losses in the future.

We incurred a net loss of approximately $513,000 for the six months ended June 30, 2018. In addition, our cash decreased from approximately $7.5 million as of December 31, 2017 to approximately $7.0 million as of June 30, 2018, primarily as a result of such loss. The Company expects to continue to incur net losses, subject to the Company becoming entitled to milestone or royalty payments under existing agreements with third party licensees. However, there can be no assurance that the Company will receive any milestone or royalty payments under these agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 10, 2018	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: August 10, 2018	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

