Form 10-Q
period 2018-09-30
ENZON PHARMACEUTICALS, INC.
filed 2018-11-07
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Shares of Common Stock outstanding as of November 2, 2018: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$6,726	$7,478
Other current assets	68	94
Total current assets	6,794	7,572
Refundable tax credits receivable	1,940	1,940

Total assets	$8,734	$9,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$533	$225
Accrued expenses and other current liabilities	90	143

Total current liabilities	623	368

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at September 30, 2018 and December 31, 2017	442	442
Additional paid-in capital	83,649	83,649
Accumulated deficit	(75,980)	(74,947)
Total stockholders’ equity	8,111	9,144
Total liabilities and stockholders’ equity	$8,734	$9,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Royalties, net	$(280)	$151	$(205)	$8,366
Total revenues	(280)	151	(205)	8,366

Operating expenses:
General and administrative	239	335	826	1,021
Total operating expenses	239	335	826	1,021

Operating (loss) income and (loss) income before income tax expense (benefit)	(519)	(184)	(1,031)	7,345
Income tax expense (benefit)	1	(337)	2	2,362
Net (loss) income	$(520)	$153	$(1,033)	$4,983

(Loss) Earnings per common share
Basic and diluted	$(0.01)	$0.00	$(0.02)	$0.11

Weighted-average shares – basic	44,215	44,215	44,215	44,215
Weighted-average shares – diluted	44,215	44,215	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1,033)	$4,983
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred tax provision	-	2,213
Changes in operating assets and liabilities	281	(3,883)

Net cash (used in) provided by operating activities	(752)	3,313

Cash flows from financing activities:
Common stock dividend	-	(6,632)
Net cash used in financing activities	-	(6,632)

Net decrease in cash	(752)	(3,319)

Cash at beginning of period	7,478	7,639

Cash at end of period	$6,726	$4,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(1)	Description of Business

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

Prior to 2017, the primary source of the Company’s royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). Prior to 2013, the Company was dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for 100% of the Company’s total royalty revenues for the three months ended September 30, 2017 and approximately 80% (exclusive of downward revenue adjustment of approximately $280,000 in the third quarter of 2018) and 13% (before adjustment for Merck’s recoupment of previously overpaid royalties of approximately $564,000) of the Company’s total royalty revenues for the nine-month periods ended September 30, 2018 and 2017, respectively. The effects of such adjustments were recorded as decreases of royalty revenues as discussed in Note 11 to the Condensed Consolidated Financial Statements.

In March 2018, Merck notified the Company that a downward adjustment of approximately $313,000 in royalties was necessary, resulting primarily from product returns. Accordingly, at December 31, 2017, the Company accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, the Company recorded a net payable to Merck of approximately $225,000 included in accounts payable in the condensed consolidated balance sheet at December 31, 2017. In January 2018, Merck paid the $88,000 to the Company, which increased the liability to $313,000. During the second quarter of 2018, Enzon earned approximately $60,000 of royalties, which reduced the royalty payable to Merck to $253,000. In the third quarter of 2018, Merck notified the Company of an additional downward adjustment of approximately $280,000, the net effect of royalty income of $54,000 and chargebacks of $334,000. Such chargebacks resulted, primarily, from product rebates and returns. Accordingly, the liability to Merck was $533,000 at September 30, 2018, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

In April 2013, the Company announced that it intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 10 to the Condensed Consolidated Financial Statements.)

The Company may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar. The milestone payment obligations were assumed by Shire plc (“Shire”), when it acquired the Oncaspar product portfolio previously owned by Sigma-Tau Finanziaria S.p.A. in July 2015. In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If Food and Drug Administration (“FDA”) approval is obtained for SC Oncaspar, the Company would be entitled to a milestone payment of $7.0 million from Servier S.A.S. (Servier), which entered into an agreement to purchase the oncology business from Shire in 2018. According to Shire, the Prescription Drug User Fee Act (“PDUFA”) date for approval of the Biologics License Application (“BLA”) is December 22, 2018. There can be no assurance that the FDA will approve the BLA. Accordingly, there can be no assurance that the Company will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of the Company’s other third party licensees. The Company will not recognize revenue from Servier or any of the Company’s other third party licensees until all current revenue recognition requirements are met.

Under the Company’s existing agreements with certain third party licensees, the Company may be entitled to (i) potential future milestone payments contingent upon the achievement of certain milestones with respect to other drug products in various stages of clinical and preclinical development and (ii) potential future royalty payments related to any future sales of these drug products.  Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved.  The Company also has no control over the time, resources and effort that these third party licensees may devote to their programs, whether such third party licensees will contest their obligations to make milestone or royalty payments and limited access to information regarding or resulting from such programs.   Accordingly, there can be no assurance that the Company will receive any of the milestone or royalty payments under these agreements.

Except for these potential milestone payments, the Company anticipates little or no future revenue.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), “Leases,” which is intended to improve financial reporting around leasing transactions.  This ASU affects all companies and other organizations that engage in leasing transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets – referred to as “leases” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. On January 5, 2018, the FASB issued an exposure draft amending certain aspects of the new leasing standard. The proposed amendments include a provision to allow entities to elect not to restate comparable periods in the period of adoption when transitioning to the new standard and instead permit a modified retrospective approach. The Company believes that, in as much as its lease commitments are not material, the new standard will not have a material effect on its consolidated financial statements.

In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholders’ Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04,2 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company expects to conform to this rule in its Form 10-Q for the quarter ending March 31, 2019. Inasmuch as the Company has paid no dividends nor had any stock-related transactions during the nine months ended September 30, 2018 and its only change in stockholders’ equity during that period was its net income (loss), the Company believes that the final rule will not have a material effect on its consolidated financial statements and disclosures.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2018 and December 31, 2017 due to their short-term nature.

(5)	Supplemental Cash Flow Information

There were no income tax or interest payments made during the nine months ended September 30, 2018 or 2017.

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

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Earnings per common share information is as follows (in thousands, except per share amounts) for the three months and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(Loss) Earnings Per Common Share – Basic and Diluted:
Net (loss) income	$(520)	$153	$(1,033)	$4,983

Weighted-average common shares outstanding	44,215	44,215	44,215	44,215

Basic and diluted (loss) earnings per share	$(0.01)	$0.00	$(0.02)	$0.11

As of September 30, 2018 and 2017, options for 41,787 and 41,787 shares, respectively, were outstanding that have been excluded from the calculation of diluted weighted average shares outstanding, as they would be anti-dilutive since the respective options’ strike price was greater than the current market price of the shares. Additionally, as of September 30, 2018 and 2017, there were no dilutive common stock equivalents that would have affected diluted (loss) earnings per share.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the nine months ended September 30, 2018, no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of September 30, 2018.

There were no options granted during the nine months ended September 30, 2017 and no nonvested shares granted or outstanding during the nine months ended September 30, 2017. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the nine months ended September 30, 2018 and related balances outstanding as of that date are reflected below:

Stock
Options
Outstanding at January 1, 2018	41,787
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at September 30, 2018	41,787

Options vested at September 30, 2018	41,787

Options exercisable at September 30, 2018	41,787

(8)	Income Taxes

During the nine months ended September 30, 2018, the Company recorded approximately $2,000 of income tax expense for New Jersey state income tax of which $1,000 was recorded in the three-month period ended September 30, 2018.

The Company incurred tax expense of approximately $2.4 million for the nine months ended September 30, 2017 of which approximately $0.3 million in income tax benefit was incurred during the third quarter of 2017. The effective tax rate for the three-month period ended September 30, 2018 was 0.1% as compared to 183% for the three-month period ended September 30, 2017. The change in rate is attributable to changes in estimates of projected income in future years.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduced the U.S. federal corporate tax rate from 35% to 21% for years beginning after December 31, 2017. In addition, the Act repealed the corporate alternative minimum tax (“AMT”) for years beginning after December 31, 2017 and allows companies with existing alternative minimum tax credits (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability. The Act also provides for an indefinite carryforward period for net operating losses generated after 2017 and limits annual utilization to 80% of taxable income. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization. Our accounting is complete as of December 31, 2017 as related to the remeasurement of deferred taxes to the new tax rate of 21%, repeal of the AMT, receipt of MTC refunds and limitation of net operating losses generated after 2017 to 80% of taxable income. No provisional amounts were recorded as a result.

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

On February 4, 2016, the Company’s Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, the Company’s Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief were granted by the SEC. After further consideration, the Company’s Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Company’s Board of Directors.

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

During the fourth quarter of 2017, Merck corrected an error in their previous adjustment of royalties, noting that they owed the Company an additional net amount of approximately $88,000 and the Company recorded a receivable of that amount. In March 2018, Merck notified the Company that a downward adjustment of approximately $313,000 in royalties was necessary, primarily due to returns from sales in China in the fourth quarter of 2017. Accordingly, in December 2017, the Company accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, the Company recorded a net payable to Merck of approximately $225,000 included in accounts payable in the condensed consolidated balance sheet at December 31, 2017.

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

During the three-month period ended June 30, 2018, Merck calculated and notified the Company that Enzon earned $61,000 of royalties, which reduced the aggregate amount due to Merck to approximately $253,000.

During the three-month period ended September 30, 2018, Merck calculated and notified the Company that Merck had an additional downward adjustment of approximately $280,000, the net effect of royalty income of $54,000 and chargebacks of $334,000. Such chargebacks, of which returns from Iraq represented approximately $254,000, resulted, primarily, from product rebates and returns. After accounting for this downward adjustment, the liability to Merck was increased to $533,000 at September 30, 2018.

While it is likely there will be future downward adjustments from Merck based on product returns and rebates, the Company is unable to predict the timing and amounts of any such adjustments.

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

 Except for these potential milestone payments, we anticipate little or no future revenue.

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

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions until February 28, 2019, for a monthly fee of $1,259. In June 2018, Regus and we agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. We entered into an office service agreement with Regus for mailbox plus, telephone answering, and virtual office services effective September 1, 2018. Under the agreement, in exchange for the services provided by Regus, we were required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2019.

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

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars.

Results of Operations

Revenues:

Royalties (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
Royalty revenue	$-	(100)%	$151	$75	(99)%	$8,930
Less: Adjustment by Merck for returns and rebates	(280)	N/A	-	(280)	(50)%	(564)
	$(280)	N/A	$151	$(205)	N/A	$8,366

We received no royalty revenues during the three months ended September 30, 2018, as compared to $151,000 during the corresponding quarter in the prior year. Royalty revenues from sales of PegIntron accounted for 100% of the Company’s total royalty revenues for the three months ended September 30, 2017 and approximately 80% (exclusive of downward revenue adjustment of approximately $280,000 in the third quarter of 2018) and 13% (before adjustment for Merck’s recoupment of previously overpaid royalties aggregating approximately $564,000) of the Company’s total royalty revenues for the nine-month periods ended September 30, 2018 and 2017, respectively. The effects of such adjustments were recorded as decreases of royalty revenues as discussed in Note 11 to the Condensed Consolidated Financial Statements.

 During the nine months ended September 30, 2017, royalty revenues related to the Nektar Second Amendment aggregated $7.0 million.

During the fourth quarter of 2017, Merck corrected an error in their previous adjustment of royalties, noting that they owed us an additional net amount of approximately $88,000 and we recorded a receivable of that amount. In March 2018, Merck notified us that a downward adjustment of approximately $313,000 in royalties was necessary, primarily, due to returns from sales in China in the fourth quarter of 2017. Accordingly, in December 2017, we accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, we recorded a net payable to Merck of approximately $225,000 included in accounts payable in the condensed consolidated balance sheet at December 31, 2017.

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

During the third quarter of 2018, Merck notified us that they were recouping an additional approximately $280,000, the net effect of royalty income of approximately $54,000 and chargebacks of approximately $334,000. Such chargebacks, of which returns from Iraq represented approximately $254,000, resulted, primarily, from product rebates and returns. After accounting for this downward adjustment, the liability to Merck was increased to approximately $533,000 at September 30, 2018.

While it is likely there will be future downward adjustments from Merck based on product returns and rebates, we are unable to predict the timing and amounts of any such adjustments.

In addition to the negative effects of the downward adjustments due to substantial product returns and rebates in recent periods, royalty revenues from Merck have been declining sharply. Our right to receive royalties on U.S. sales of PegIntron expired in 2016.  Our rights to receive royalties on sales of PegIntron will expire in 2018 in substantially all of the licensed territories. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.

Accordingly, we are predicting little or no future royalty revenues from sales of PegIntron.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
General and administrative	$239	(29)%	$335	$826	(19)%	$1,021

General and administrative expenses in the nine months ended September 30, 2018 decreased by approximately $192,000, or 19%, to $826,000 from $1,021,000 for the nine-month period ended September 30, 2017. The decrease in expense is substantially attributable to the decrease in filing fees, general insurance expense in connection with our lease termination, as well as a decrease in professional fees, primarily legal fees, incurred in 2017 in connection with the Nektar Second Amendment.

General and administrative expenses in the three months ended September 30, 2018 declined by approximately $96,000, or 29%, to $239,000 from $335,000 for the three-month period ended September 30, 2017. The decrease in expense is substantially attributable to the decrease in filing fees, general insurance expense in connection with our lease termination, as well as a decrease in professional fees.

Tax Expense:

We incurred a tax expense of approximately $2,000 during the nine months ended September 30, 2018 to reflect state minimum taxes as compared with tax expense of approximately $2.7 million for the corresponding period in the prior year. The effective tax rate for the nine months ended September 30, 2018 was 0%, compared with 36% for the corresponding period in the prior year. The reduction in the effective tax rate is attributable to decreases in projected income for the current year and future years.

Liquidity and Capital Resources

 Our current sources of liquidity are (i) our existing cash on hand and (ii) de minimus anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and limited anticipated royalty revenues will be sufficient to fund our operations, at least, through November 2019. However, our future diminishing royalty revenues are expected to end during the next several years and, in recognition of the recoupment that we owe to Merck, there can be no assurance that we will receive any future cash royalty revenues.

Cash was approximately $6.7 million as of September 30, 2018, as compared to $7.5 million as of December 31, 2017. The decrease of approximately $752,000 was attributable to the net cash used in our operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2018, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of September 30, 2018 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2018, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

•	Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. sales of PegIntron expired in 2016, which has negatively impacted our royalty revenues. Except for several potential milestone payments, we anticipate little or no future revenue.

•	We have recently incurred net losses and may continue to incur net losses.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

•	We expect that we will not realize our deferred income tax assets.

•	We have reallocated all employment responsibilities and outsourced all corporate functions, which make us more dependent on third-parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Any future revenues will depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 21, 2018.

We have recently incurred net losses and we may continue to incur net losses in the future.

We incurred a net loss of approximately $1,026,000 for the nine months ended September 30, 2018. In addition, our cash decreased from approximately $7.5 million as of December 31, 2017 to approximately $6.7 million as of September 30, 2018, primarily as a result of such loss. The Company expects to continue to incur net losses, subject to the Company becoming entitled to milestone or royalty payments under existing agreements with third party licensees. However, there can be no assurance that the Company will receive any milestone or royalty payments under these agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 7, 2018	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: November 7, 2018	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

