Form 10-K
period 2018-12-31
ENZON PHARMACEUTICALS, INC.
filed 2019-02-21
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $11,495,797 as of June 29, 2018, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.26 per share reported for such date. Shares of Common Stock held by each executive officer and director of the registrant as of June 29, 2018 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,214,603 shares of Common Stock issued and outstanding as of February 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2019 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2018, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2018 Annual Report on Form 10-K

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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology. In 2018, the primary source of our royalties and milestones revenues was a milestone payment of $7 million due from Servier IP UK Limited (“Servier”). On December 20, 2018, we were notified that the U.S. Food and Drug Administration (the “FDA”) approved Servier’s Biologics License Application (“BLA”) for calaspargase pegol – mknl (brand name ASPARLAS™), also known as SC Oncaspar. Pursuant to an agreement originally entered into with Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”) in November 2009, and ultimately assigned to Servier, we earned a milestone payment of $7.0 million. Accordingly, we recorded revenue and a milestone receivable of $7.0 million at December 31, 2018. In 2017, the primary source of our royalties and milestones revenues was the revenues received from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the Second Amendment (“Nektar Second Amendment”) to our Cross-License and Option Agreement (the “Nektar License Agreement”), which generated non-recurring milestones revenues of $7.0 million (see below). The receipt of this $7.0 million satisfied all future obligations of royalty payments to us pursuant to the Nektar License Agreement.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for (2)% and 7% of our total revenues for the years ended December 31, 2018 and 2017, respectively, net of the effects of adjustments for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as a decrease of royalty revenues aggregating approximately $280,000 and $877,000 for the years ending December 31, 2018 and 2017, respectively, as discussed in Note 4 to the Consolidated Financial Statements.

In March 2018, Merck notified us that a downward adjustment of approximately $313,000 in royalties was necessary, resulting primarily from product returns relating to periods prior to December 31, 2017. Accordingly, at December 31, 2017, we accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to us from Merck. Thus, we recorded a net payable to Merck of approximately $225,000 at December 31, 2017. In January 2018, Merck paid the $88,000 to us, which increased the liability to $313,000. During the second quarter, Enzon earned approximately $60,000 of royalties, which reduced the royalty payable to Merck to $253,000. During the third quarter of 2018, Merck notified us of an additional recoupment of approximately $280,000, resulting primarily from product rebates and returns. In the fourth quarter, Enzon earned approximately $94,000 of royalties. Accordingly, the liability to Merck was $439,000 at December 31, 2018, as discussed in Note 4 to the Condensed Consolidated Financial Statements.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 14 to the Consolidated Financial Statements.)

  On January 30, 2019, we entered into a letter agreement with Servier, a wholly owned indirect subsidiary of Les Laboratoires Servier, in connection with the asset purchase agreement, dated as of November 9, 2009 (the “Asset Purchase Agreement”), by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. (“Defiante”) and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, has confirmed its obligation to pay us a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, we agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”) under the Asset Purchase Agreement, provided that the Company is not waiving Servier’s obligation to make any applicable milestone payment to the Company upon EMEA approval, if any, of SC Oncaspar. Servier is required to pay the $7.0 million milestone payment to us within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. We expect to receive the $7.0 million milestone payment from Servier by the third quarter of 2019. However, no assurance can be given as to the timing of our receipt of the payment.

On June 26, 2017, we entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to us under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay us the sum of $7.0 million, which satisfied all future obligations of royalty payments pursuant to the Nektar License Agreement. The entire amount due was received during 2017. Accordingly, we recorded revenue of $7.0 million in 2017.

We have a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004, under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalties revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To our knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”) that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicinium, one of Sesen’s drug candidates that is in Phase 3 clinical trials being evaluated for the treatment of patients with non-muscle invasive bladder cancer. To our knowledge, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application (“NDA”) for Vicinium with the FDA or the filing of a marketing approval application for Vicinium with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicinium in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicinium. Pursuant to the Micromet Marketing Agreement, we would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. We also have no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that we will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. We will not recognize revenue until all revenue recognition requirements are met.

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for our right to use the office space at this location, we were required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions, until February 28, 2019, for a monthly fee of $1,259. In June 2018, Regus and we agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. We entered into an office service agreement with Regus for mailbox plus, telephone answering, and virtual office services effective September 1, 2018. Under the agreement, in exchange for the services provided by Regus, we were required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2019.

Effective July 1, 2018, we entered into an office rental agreement with Equinox Junior, LLC (“Equinox”) for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for our right to use the office space at this location, we are required to pay Equinox a monthly fee of $708 until June 30, 2019.

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

 From time to time, our Board of Directors reviews the Company’s status and prospects in deciding on the timing of dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution. If our Board of Directors determines to seek stockholder approval of such plan and such plan is approved by our stockholders and implemented by the Company, it is expected that our corporate existence will continue for the purpose of winding up our business and affairs for at least three years. We have forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that we would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

ROYALTIES

We currently receive royalty revenues from existing licensing arrangements with Merck primarily related to sales of two marketed drug products, namely, PegIntron ® and Sylatron ®. Until 2017, in recent years, royalty revenues from Merck were our primary source of revenues. In 2018, we earned a $7 million milestone payment from Servier in connection with its receiving FDA approval for ASPARLAS, also known as SC Oncaspar. In 2017, we earned $7 million in royalties from Nektar in connection with our entering into the Nektar Second Amendment. Royalty revenues from sales of PegIntron accounted for approximately (2)% and 7% of our total revenues in each of the years ended December 31, 2018 and 2017, respectively, net of the effects of adjustments for Merck’s recoupment of previously overpaid royalties. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively.

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

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

We have a portfolio of issued U.S. patents, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) expired in the U.S. in 2016 and expired outside of the U.S. in 2018 (including any patent term extensions), except for Japan, where the patent was extended until 2021 and Malaysia and Chile, where the patent expires in 2020 and 2024, respectively. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Many of our patents have expired or are nearing the end of their patent protection period. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

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

We cannot predict the extent of government regulation that might result from current or future legislation or administrative action. Any proposed or actual changes could cause our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might result from current or future legislative or administrative action, either in the U.S. or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services.

With respect to patented products, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them.

EMPLOYEES AND EXECUTIVE OFFICERS

We currently have no employees. Our executive officers provide services to us on a consulting basis.

Item 1A. Risk Factors

Throughout this Annual Report on Form 10-K, we have made forward-looking statements in an attempt to better enable the reader to understand our future prospects and make informed judgments. By their nature, forward-looking statements are subject to numerous factors that may influence outcomes or even prevent their eventual realization. Such factors may be external to the Company and entirely outside of our control.

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

From time to time, our Board of Directors reviews the Company’s status and prospects in deciding on the timing of dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution. If our Board of Directors determines to seek stockholder approval of such plan and such plan is approved by our stockholders and implemented by the Company, it is expected that our corporate existence will continue for the purpose of winding up our business and affairs for at least three years. We have forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that we would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

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

Risks Relating to the Company and its Operations

Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline and have been subject to recoupments for substantial returns and rebates. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.

Until 2017, in recent years, we had derived most of our royalty revenues from continued sales of PegIntron, which is marketed by Merck. Royalty revenues from sales of PegIntron accounted for approximately (2)% and 7% of our total royalty revenues in each of the years ended December 31, 2018 and 2017, respectively, net of the effects of adjustments for Merck’s recoupment of previously overpaid royalties. Sales of PegIntron have been in sharp decline in recent years, and our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which adversely affected our operating results and financial position. As reported by Merck, sales declines were driven by lower volumes in nearly all regions as the availability of new therapeutic options resulted in continued loss of market share. It is unlikely that Merck will continue to generate sales of PegIntron at levels that would enable us to receive royalties in amounts that are comparable with the amounts of royalties that we have received in recent years. In addition, product returns and rebates may limit future royalties and allow Merck to recoup prior paid royalties. Neither the amount nor timing of resources dedicated by Merck to the marketing of PegIntron nor Merck’s policies related to product returns and rebates is within our control. In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, we expect that sales of PegIntron-related products will continue their declining trend.

We may not be able to sustain profitability and we may incur losses over the next several years.

We have incurred losses in the past and have limited sources of revenues. Our revenues and operating results will likely fluctuate in future periods due to variations in our recurring royalty revenues, which are expected to continue to decline. In anticipation of the revenue decline, we have commensurately reduced our operating expenses, including the cessation of our research and development activities, elimination of our workforce, discontinuance of our significant lease commitment and the use of consultants in order to sustain profitability. However, with the sustained decline in revenue and the expectation of continued operating expenses, there can be no assurance that we will be successful in maintaining profitability.

Certain of our rights to receive royalties on sales of PegIntron and sales of other drug products have already expired and our remaining rights to receive royalties will expire in the near future and we currently do not intend to acquire new sources of royalty revenues.

Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Our right to receive royalties on sales of PegIntron expired in the U.S. in 2016, expired in Europe in 2018 and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024. We currently do not intend to acquire new sources of royalty revenues. As a result, following expirations of our rights to receive royalties on sales of PegIntron and sales of other drug products or potential drug products, we may not have sufficient revenues to continue operations.

We may not realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a full valuation allowance against our deferred income tax assets. The valuation allowance may fluctuate as conditions change. Our ability to utilize net operating loss (“NOL”) carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOL carryforwards. There can be no assurance that we will not undergo an ownership change within the meaning of Section 382. See Note 10 to our Financial Statements, included in Item 8 in this document.

We have outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

We have outsourced all corporate functions, which makes us more dependent on third parties for the performance of these functions. To the extent that we are unable to effectively reallocate employee responsibilities, retain key officers as consultants, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to manage the operations of our business effectively could be compromised.

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

In April 2013, we announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and, therefore, our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing and any future royalties and/or milestone payments and our ability to manage expenses, including costs relating to our ongoing operations. Our future revenues from existing royalties have decreased sharply over the last several years and are expected to continue to decrease sharply over the next several years (and eventually cease altogether) due to eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements. Future revenues from existing royalties may also decline due to decreases in the sales of the drug products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty revenues to be able to pay dividends in the future. Moreover, if we file a Plan of Liquidation and Dissolution, the applicable Delaware court may impose limitations on our ability to declare dividends prior to the final dissolution of the Company. Any inability to pay dividends could cause the market price of our common stock to decline significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since March 1, 2016, and July 1, 2018, we have occupied the following New Jersey and Vermont office spaces, respectively, pursuant to office service agreements:

Location	Principal Use	Approx. Square Footage	Approx. Annual Rent	Expiration

20 Commerce Drive (Suite 135), Cranford, New Jersey	Executive offices	500	$3,000	August 31, 2019
3556 Main Street, Manchester, Vermont	Executive offices	500	$8,500	June 30, 2019

We believe that the above office spaces are generally adequate for our present and anticipated future needs.

In February 2016, we terminated our prime lease and sublease and, effective March 1, 2016, we entered into an office service agreement for new office space, as shown, above. See Item 1. Business.

We currently own no real property.

 Item 3. Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of our business. There are currently no pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Since August 9, 2016, our common stock has been quoted for trading on the OTCQX market of the OTC Markets Group, Inc. under the trading symbol “ENZN.”

Holders

As of February 8, 2019, there were 849 holders of record of our common stock.

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

Repurchase of Equity Securities

Common Stock

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2018 amounts to 16,174,578 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased in 2018 and 2017.

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

Overview

In 2018, the primary source of our royalty revenues was related to a milestone payment of $7.0 million due from Servier. On December 20, 2018, we were notified that the FDA approved Servier’s BLA for calaspargase pegol – mknl (brand name ASPARLAS™), also known as SC Oncaspar. Pursuant to an agreement originally entered into with Sigma-Tau in July 2015, and ultimately assigned to Servier, we earned a milestone payment of $7 million. Accordingly, we recorded revenue and a receivable of $7.0 million as of December 31, 2018. In 2017, the primary source of our royalty revenues was the revenues from Nektar pursuant to the Nektar Second Amendment to the Nektar License Agreement with Nektar, which generated non-recurring royalty revenues of $7 million (see below). The receipt of this $7 million satisfied all future obligations of royalty payments to us pursuant to the Nektar License Agreement.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for (2)% and 7% of our total revenues for the years ended December 31, 2018 and 2017, respectively, net of the effects of adjustments for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as a decrease of royalty revenues aggregating approximately $280,000 and $877,000 for the years ending December 31, 2018 and 2017, respectively, as discussed in Note 4 to the Consolidated Financial Statements.

In March 2018, Merck notified us that a downward adjustment of approximately $313,000 in royalties was necessary, resulting primarily from product returns relating to periods prior to December 31, 2017. Accordingly, at December 31, 2017, we accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to us from Merck. Thus, we recorded a net payable to Merck of approximately $225,000 at December 31, 2017. In January 2018, Merck paid us the $88,000, which increased the liability to $313,000. During the second quarter, we earned approximately $60,000 of royalties, which reduced the royalty payable to Merck to $253,000. During the third quarter of 2018, Merck notified us of an additional recoupment of approximately $280,000, resulting primarily from product rebates and returns. In the fourth quarter, we earned approximately $94,000 of royalties. Accordingly, the liability to Merck was $439,000 at December 31, 2018, as discussed in Note 4 to the Condensed Consolidated Financial Statements.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, our Board adopted the Plan of Liquidation and Dissolution, the implementation of which has been postponed. (See Note 14 to our Consolidated Financial Statements.)

On January 30, 2019, we entered into a letter agreement with Servier, in connection with the Asset Purchase Agreement, by and between Klee Pharmaceuticals, Inc., Defiante and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, has confirmed its obligation to pay us a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, we agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the EMEA under the Asset Purchase Agreement, provided that we are not waiving Servier’s obligation to make any applicable milestone payment to us upon EMEA approval, if any, of SC Oncaspar. Servier is required to pay the $7.0 million milestone payment to us within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. We expect to receive the $7.0 million milestone payment from Servier by the third quarter of 2019. However, no assurance can be given as to the timing of our receipt of the payment.

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

We may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones by third-party licensees. There can be no assurance that the Company will receive any milestone payments resulting from its agreements with any of our third-party licensees. We will not recognize revenue from any of our third-party licensees until all revenue recognition requirements are met.

Commencing on March 1, 2016, we changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for our right to use the office space at this location, we were required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions, until February 28, 2019, for a monthly fee of $1,259. In June 2018, we and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. We entered into an office service agreement with Regus for mailbox, plus telephone answering and virtual office services effective September 1, 2018. Under the agreement, in exchange for the services provided by Regus, we were required to pay Regus a monthly fee of $259 until August 31, 2019.

Effective July 1, 2018, we entered into an office rental agreement with Equinox for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for our right to use the office space at this location, we are required to pay Equinox a monthly fee of $708 until June 30, 2019.

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

From time to time, our Board of Directors reviews the Company’s status and prospects in deciding on the timing of dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution. If our Board of Directors determines to seek stockholder approval of such plan and such plan is approved by our stockholders and implemented by the Company, it is expected that our corporate existence will continue for the purpose of winding up our business and affairs for at least three years. We have forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that we would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

Results of Operations (in millions of dollars):

	For the Year Ended December 31,
	2018	2017
Revenues:
Royalties and milestones, net	$6.9	$8.4
Total revenues	6.9	8.4
Operating expenses:
General and administrative	1.1	1.4
Operating income	5.8	7.0
Income tax expense	-	(1.6)
Net income	$5.8	$5.4

Overview

The following table summarizes our royalties earned in 2018 and 2017:

Royalties and Milestones Revenues (in millions of dollars):

	For the Year Ended December 31,
		%
	2018	Change	2017

Royalties and milestones revenues	7.2	(23)	9.3
Less: Adjustment by Merck for returns and rebates	(0.3)	(67)	(0.9)
	$6.9	(18)	$8.4

Until 2017, in recent years, our royalty revenues had been derived, primarily, from sales of PegIntron. In 2018 and 2017, we earned total royalties and milestones revenues of approximately $6.9 million and $8.4 million, respectively. The revenues in 2018 resulted from $7.0 million earned pursuant to a milestone reached by Servier. The revenues in 2017 were substantially attributable to the $7.0 million we received in connection with the Nektar Second Amendment. Royalty revenues from sales of PegIntron accounted for approximately (2)% and 7% of our total royalty revenues in 2018 and 2017, respectively. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively.

 In the second quarter of 2017, Merck notified us that they discovered additional overpayments to us resulting from their inaccuracy as to the date on which our right to receive royalties from various countries’ sales of PegIntron expired. Such net overpayment to us aggregated approximately $564,000 in royalties during 2015 and 2016. Merck notified us that it intended to recover such overpayment from us by reducing future royalties to which we would otherwise be entitled from Merck until the full amount of the overpayment had been recouped. In the third quarter of 2017, Merck again notified us that, based on rebates and returns of PegIntron products, they had deducted a net amount of approximately $150,000 from aggregate royalties that were otherwise due to us. We took exception to certain of the deductions taken by Merck as being inappropriate. In the fourth quarter of 2017, Merck corrected such deductions and added a net $111,000, to the royalties that were otherwise due to the Company. The aggregate amount of royalties earned from Merck during 2017 was approximately $1.3 million. In March 2018, Merck notified us that an additional adjustment of approximately $313,000 was necessary, primarily, due to returns from sales in China in the fourth quarter of 2017. Merck will recoup this through deductions from future royalties otherwise payable to us. Accordingly, we recorded an aggregate reduction for overpayments, rebates and returns of approximately $1.6 million from the gross royalties earned during 2016 and 2017, leaving a balance due to Merck of approximately $225,000. This was recorded as a payable at December 31, 2017.

In January 2018, Merck paid the $88,000 to the Company, which increased the liability to $313,000. During the second quarter, Enzon earned approximately $60,000 of royalties, which reduced the royalty payable to Merck to $253,000. During the third quarter of 2018, Merck notified the Company of an additional recoupment of approximately $280,000, resulting primarily from product rebates and returns. In the fourth quarter, Enzon earned approximately $94,000 of royalties. Accordingly, the liability to Merck was $439,000 at December 31, 2018, as discussed in Note 4 to the Condensed Consolidated Financial Statements.

Royalty revenues decreased approximately 100% in 2018 compared to 2017. This was primarily due to a 99% decrease in royalties on PegIntron, including recoupments of previously overpaid royalties, aggregating approximately $280,000 in 2018. As reported by Merck, in recent years, sales declines were driven by lower volumes in nearly all regions, as the availability of new therapeutic options resulted in continued loss of market share.

Any future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. Until 2017, we derived most of our royalty revenues from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Our rights to receive royalties from sales of PegIntron expired in the U.S. in 2016, expired in Europe in 2018 and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024.

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

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%
	2018	Change	2017

General and administrative expenses	$1.1	(21)	$1.4

For the year ended December 31, 2018, general and administrative expenses were $1.1 million, down 21% from $1.4 million in the prior year. The change in 2018 from 2017 was primarily from filing fees and general insurance expense in connection with our lease termination, as well as a decrease in professional fees, primarily legal, incurred in 2017 in connection with the Nektar Second Amendment.

 In 2018 and 2017, general and administrative expenses consist primarily of consulting fees for executive services, outside professional services for accounting, audit, tax, legal, financing activities and patent filing fees.

Income Taxes

On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. The items having the most significant impact resulting from the Tax Act on our financial statements, include: the lowering of the U.S. federal corporate income tax rate, the repeal of the corporate alternative minimum tax, the treatment of alternative minimum tax credits as refundable tax credits and the remeasurement of certain deferred tax assets and related valuation allowances. We completed the accounting for the tax impact of the Act as of December 31, 2017 and recorded no provisional amounts.

As a result of royalty and milestone income for the year ended December 31, 2018, we generated $5.8 million in taxable income before utilization of net operating loss carryforwards. We utilized net operating loss carryforwards of $5.8 million to fully offset current year taxable income. Due to the valuation allowance placed on our deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and we recorded no deferred tax expense during the year ended December 31, 2018. We are projecting future tax losses and have recorded a full valuation allowance against our remaining deferred tax assets as of December 31, 2018, as we believe it is more likely than not that these assets will not be realized.

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there can be no assurance that the estimates and assumptions upon which these projections and beliefs are based will prove accurate, that the projected results will be realized or that the actual results will not be substantially higher or lower than projected.

 Liquidity and Capital Resources

Our current sources of liquidity are (i) our existing cash on hand and (ii) anticipated milestone payments from third-party licensee. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and anticipated milestone payments will be sufficient to fund our operations, at least, through February 29, 2020. However, our future royalty revenues are expected to be minimal over the next several years.

Cash provided by operating activities represents net income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash used in operating activities during 2018 was $1.0 million, as compared to cash provided by operating activities of $6.5 million in 2017. The decrease was due, primarily to the $.4 million increase in net income, as adjusted by the $7 million increase in milestone receivables (due from Servier), and partially offset by an increase in accounts payable of approximately $0.2 million (recoupment by Merck).

Cash used in financing activities was none in 2018 and $6.6 million in 2017. In 2017, this was entirely attributable to the payments of approximately $6.6 million in dividends on our common stock in September 2017.

The net effect of the foregoing was a decrease of cash of approximately $1.0 million, from $7.5 million at December 31, 2017 to $6.5 million at December 31, 2018.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2018, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2018 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Revenues

Royalties under our license agreements with third parties and pursuant to the sale of our former specialty pharmaceutical business are recognized when reasonably determinable and earned through the sale of the product by the third party and collection is reasonably assured. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees in the quarter subsequent to the period in which the sales occur.

Contingent payments due under the asset purchase agreement for the sale of our former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured. Such payments are non-refundable and no further effort is required on our part or the other party to complete the earning process.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2018 our internal control over financial reporting was effective based on those criteria.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ Andrew Rackear	/s/ Richard L. Feinstein
Andrew Rackear	Richard L. Feinstein
Chief Executive Officer and Secretary	Vice President-Finance and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 21, 2019	February 21, 2019

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2019 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2018, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2018 to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2019 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2018, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2018 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2019 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2018, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2018 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2019 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2018, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2018 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2019 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2018, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2018 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)
10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)
10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)
10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)
10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)
10.11	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(8)
10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)
10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)
10.14	2011 Stock Option and Incentive Plan**	(10)
10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.19	2007 Employee Stock Purchase Plan	(7)
10.20	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)
10.21	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)
10.22	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)

10.23	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)
10.24	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)
10.25	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)
10.26	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.27	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.28	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Microment AG and Enzon Pharmaceuticals, Inc.	+
10.29	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	+
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: February 21, 2019	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: February 21, 2019	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	February 21, 2019
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and Chief Financial Officer	February 21, 2019
Richard L. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	February 21, 2019
Jonathan Christodoro

/s/ Odysseas Kostas	Director	February 21, 2019
Odysseas Kostas

/s/ Jennifer McNealey	Director	February 21, 2019
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

February 21, 2019

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$6,500	$7,478
Milestone receivable	7,000	-
Refundable tax credits receivable, current portion	970	-
Other current assets	70	94
Total current assets	14,540	7,572
Refundable tax credits receivable, net of current portion	970	1,940

Total assets	$15,510	$9,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$439	$225
Accrued expenses and other current liabilities	78	143
Total current liabilities	517	368

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at December 31, 2018 and 2017	442	442
Additional paid-in capital	83,649	83,649
Accumulated deficit	(69,098)	(74,947)
Total stockholders’ equity	14,993	9,144
Total liabilities and stockholders’ equity	$15,510	$9,512

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenues:
Royalties and milestones, net	$6,918	$8,379
Total revenues	6,918	8,379

Operating expenses:
General and administrative	1,063	1,371
Total operating expenses	1,063	1,371

Operating income and income before income tax expense	5,855	7,008

Income tax expense	6	1,563

Net income	$5,849	$5,445

Earnings per common share
Basic and diluted	$0.13	$0.12
Weighted average number of shares
Basic and diluted	44,215	44,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2016	44,215	$442	$90,281	$(80,392)	$10,331
Net income	-	-	-	5,445	5,445
Common stock dividend	-	-	(6,632)	-	(6,632)
Balance, December 31, 2017	44,215	$442	$83,649	$(74,947)	$9,144
Net income	-	-	-	5,849	5,849
Balance, December 31, 2018	44,215	$442	$83,649	$(69,098)	$14,993

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,849	$5,445
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax provision	-	3,362
Changes in operating assets and liabilities:
Increase in milestone receivable	(7,000)	-
Decrease in other current assets	24	176
Increase in refundable tax credit receivable	-	(1,940)
Increase (decrease) in accounts payable	214	(545)
Decrease in accrued expenses and other current liabilities	(65)	(27)
Net cash (used in) provided by operating activities	(978)	6,471

Cash flows from financing activities:
Common stock dividends	-	(6,632)
Net cash used in financing activities	-	(6,632)
Net decrease in cash	(978)	(161)
Cash at beginning of year	7,478	7,639
Cash at end of year	$6,500	$7,478

Supplemental cash flows disclosure:
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology. In 2018, the primary source of the Company’s royalties and milestones revenues was a milestone payment of $7.0 million due from Servier IP UK Limited (“Servier”). On December 20, 2018, the Company was notified that the U.S. Food and Drug Administration (the “FDA”) approved Servier’s Biologics License Application (“BLA”) for calaspargase pegol – mknl (brand name ASPARLAS™), also known as SC Oncaspar. Pursuant to an agreement originally entered into with Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”) in November 2009, and ultimately assigned to Servier, the Company earned a milestone payment of $7.0 million. Accordingly, the Company recorded revenue and a milestone receivable of $7.0 million at December 31, 2018. In 2017, the primary source of the Company’s milestone revenues was the revenues received from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the Second Amendment (“Nektar Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Nektar License Agreement”), which generated non-recurring milestone revenues of $7 million (see below). The receipt of this $7.0 million satisfied all future obligations of royalty payments to us pursuant to the Nektar License Agreement.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for (2)% and 7% of the Company’s total revenues for the years ended December 31, 2018 and 2017, respectively, net of the effects of Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as a decrease of revenues aggregating approximately $280,000 and $877,000 for the years ended December 31, 2018 and 2017, respectively, as discussed in Note 4 to the Consolidated Financial Statements.

In March 2018, Merck notified the Company that a downward adjustment of approximately $313,000 in royalties was necessary, resulting primarily from product returns relating to periods prior to December 31, 2017. Accordingly, at December 31, 2017, the Company accrued a liability to Merck of approximately $313,000 and partially offset that amount by the $88,000 that was due to the Company from Merck. Thus, the Company recorded a net payable to Merck of approximately $225,000 at December 31, 2017. In January 2018, Merck paid the $88,000 to the Company, which increased the liability to $313,000. During the second quarter of 2018, Enzon earned approximately $60,000 of royalties, which reduced the royalty payable to Merck to $253,000. During the third quarter of 2018, Merck notified the Company of an additional recoupment of approximately $280,000, resulting primarily from product rebates and returns. In the fourth quarter, Enzon earned approximately $94,000 of royalties. Accordingly, the liability to Merck was $439,000 at December 31, 2018, as discussed in Note 4 to the Consolidated Financial Statements.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty and milestone revenues, in the form of periodic dividends to stockholders. On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 14.)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 30, 2019, the Company entered into a letter agreement with Servier, a wholly owned indirect subsidiary of Les Laboratoires Servier, in connection with the asset purchase agreement, dated as of November 9, 2009 (the “Asset Purchase Agreement”), by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. (“Defiante”) and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, has confirmed its obligation to pay the Company a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, the Company has agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”) under the Asset Purchase Agreement, provided that the Company is not waiving Servier’s obligation to make any applicable milestone payment to the Company upon EMEA approval, if any, of SC Oncaspar. Servier is required to pay the $7.0 million milestone payment to the Company within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. The Company expects to receive the $7.0 million milestone payment from Servier by the third quarter of 2019. However, no assurance can be given as to the timing of the Company’s receipt of the payment.

On June 26, 2017, the Company entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay the Company the sum of $7 million, which satisfies all future obligations of royalty payments pursuant to the Nektar License Agreement. The amount was paid in full during 2017. Accordingly, the Company recorded revenue of $7 million in 2017.

The Company has a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004 under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalties revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To the Company’s knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”), that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicinium, one of Sesen’s drug candidates that is in Phase 3 clinical trials being evaluated for the treatment of patients with non-muscle invasive bladder cancer. To the Company’s knowledge, under the terms of this license agreement between Micromet and Viventia, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application for Vicinium with the FDA or the filing of a marketing approval application for Vicinium with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicinium in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicinium. Pursuant to the Micromet Marketing Agreement, the Company would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. The Company also has no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that the Company will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. The Company will not recognize revenue until all revenue recognition requirements are met.

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a lease agreement for space and services with Regus Management Group, LLC (“Regus”) and also has an office facility at 3556 Main Street, Manchester, VT, 05225 pursuant to an office rental agreement with Equinox Junior, LLC (“Equinox”). See Note 13.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Enzon Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

Financial Instruments and Fair Value

The carrying values of cash, milestone receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2018 and 2017 due to their short-term nature. As of December 31, 2018, the Company held no cash equivalents or marketable securities.

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

(3)	Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), “Leases,” which is intended to improve financial reporting around leasing transactions.  This ASU affects all companies and other organizations that engage in leasing transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets – referred to as “leases” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. On January 5, 2018, the FASB issued an exposure draft amending certain aspects of the new leasing standard. The proposed amendments include a provision to allow entities to elect not to restate comparable periods in the period of adoption when transitioning to the new standard and instead permit a modified retrospective approach. The Company believes that, inasmuch as its lease commitments are not material, the new standard will not have a material effect on its consolidated financial statements.

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

In January 2018, Merck paid the $88,000 to the Company, which increased the liability to $313,000. During the second quarter of 2018, Enzon earned approximately $60,000 of royalties, which reduced the royalty payable to Merck to $253,000. During the third quarter of 2018, Merck notified the Company of an additional recoupment of approximately $280,000, resulting primarily from product rebates and returns. In the fourth quarter of 2018, Enzon earned approximately $94,000 of royalties. Accordingly, the liability to Merck was $439,000 at December 31, 2018.

Accrued expenses and other current liabilities consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Professional and consulting fees	$78	$142
Other	-	1
	$78	$143

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 100,000 are designated as Series A in connection with the Section 382 Rights Plan discussed below.

Common Stock

As of December 31, 2018, the Company reserved 9,818,392 shares of its common stock for the non-qualified and incentive stock plans.

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

(6)	Cash Dividend

On August 10, 2017, the Company’s Board of Directors declared a special cash dividend of $0.15 per share of the Company’s common stock. This special cash dividend, aggregating approximately $6.6 million, was paid on September 26, 2017 to stockholders of record as of August 30, 2017. See Notes 8 and 15.

(7)	Earnings Per Common Share

Basic earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). During 2018 and 2017, there were no common stock equivalents. Earnings per common share information is as follows (in thousands, except per share amounts) for the years ended December 31, 2018 and 2017:

	2018	2017
Earnings per Common Share – Basic and Diluted
Net income for year	$5,849	$5,445

Weighted-average number of common shares outstanding	44,215	44,215

Basic and diluted earnings per share	$0.13	$0.12

At December 31, 2018 and 2017, options for 41,787 shares were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)	Stock Options

Through the Compensation Committee of the Company’s Board of Directors, the Company administers the 2011 Stock Option and Incentive Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2018, the 2011 plan authorized equity-based awards for 5 million common shares of which about 4.6 million shares remain available for grant, however, there will be no further grants made pursuant to those plans.

In connection with the special cash dividend that was paid on September 26, 2017 to stockholders of record as of August 30, 2017 (see Note 6), the Compensation Committee of the Board approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)

Outstanding at December 31, 2018 and 2017	42	$3.11	2.23	$-

Vested and expected to vest at December 31, 2018 and 2017	42	$3.11	2.23	$-

Exercisable at December 31, 2018 and 2017	42	$3.11	2.23	$-

As of December 31, 2018, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

No options were granted during the years ended December 31, 2018 and 2017.

In the years ended December 31, 2018 and 2017, the Company recorded no stock-based compensation related to stock options. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options in either of the years ended December 31, 2018 and 2017.

(9)	Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

The 2011 Stock Option and Incentive Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. However, there will be no further grants made pursuant to those plans and, as of December 31, 2018, there were no nonvested shares outstanding.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	Income Taxes

The components of the income tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$-	$(1,801)
State and foreign	6	2
Total current	6	(1,799)
Deferred:
Federal and state	-	3,362

Income tax provision	$6	$1,563

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for year ended December 31, 2018 and 35% for year ended December 31, 2017) to income before taxes (in thousands):

	Year Ended December 31,
	2018	2017
Income tax provision at federal statutory rate	$1,229	$2,453
Add (deduct) effect of:
State income taxes, net of federal tax	505	970
Refundable AMT credit	-	(1,801)
Effect of tax rate change as a result of 2017 Tax Cuts and Jobs Act	-	16,869
Expiration of federal research and development credits	356	-
Expiration of capital loss carryforwards	248	-
Change in valuation allowance	(2,332)	(14,549)
Recognition of windfall NOLs	-	(2,379)

Income tax provision	$6	$1,563

No federal income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets and related changes in valuation allowance.

As of December 31, 2018 and 2017, the cumulative tax effects of temporary differences that give rise to the deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Federal and state net operating loss carryforward	$22,755	$24,399
Research and development credits carryforward	16,252	16,608
Capital loss carryforwards	-	332
Total gross deferred tax assets	39,007	41,339
Less valuation allowance	(39,007)	(41,339)
Net deferred tax assets	$-	$-

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduced the U.S. federal corporate tax rate from 35% to 21%. For the year ended December 31, 2017, this resulted in a $15.9 million reduction for the deferred tax assets related to net operating losses and other assets. Such reduction was offset by a corresponding reduction to the Company’s valuation allowance.

In addition, the Act repealed the corporate alternative minimum tax (“AMT”) for years beginning after December 31, 2017 and allowed companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable each year against regular tax liability.

As of December 31, 2017, the Company had $1.94 million in minimum tax credits and recorded a long term receivable for the future expected refunds of the credits. As of December 31, 2018, the Company has reclassified $970,000 as a short term receivable, leaving a balance of $970,000 as a long term receivable based on the expected timing of the refunds of the minimum tax credits.

The Company completed the accounting for the tax impact of the Act as of December 31, 2017 and recorded no provisional amounts.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2017, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of their deferred tax assets. Accordingly, it recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2017. In 2018, the Company generated $5.8 million of taxable income, offset by the utilization of net operating loss carryforwards. The deferred tax expense associated with the net operating loss utilization was offset in full by the tax benefit resulting from the reduction in the associated valuation allowance. The Company has recorded a full valuation allowance against its remaining deferred tax assets as of December 31, 2018, as it believes it is more likely than not that these assets will not be realized.

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $100.6 million that expire in the years 2025 through 2036, and New Jersey state net operating loss carryforwards of approximately $22.9 million that expire in the years 2030 through 2038. Under the Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income. The Company does not have federal net operating loss carryforwards generated in years beginning after December 31, 2016.

The Company had federal and state capital loss carryforwards of approximately $1.2 million that expired in 2018. The Company also had federal research and development (“R&D”) credit carryforwards of approximately $400,000 that expired in 2018. The Company has remaining R&D credit carryforwards of approximately $16.2 million that expire in the years 2019 through 2029. These deferred tax assets had been subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset in full by a corresponding deferred tax benefit for the related reduction in valuation allowance.

The Company’s ability to use the net operating loss and R&D tax credit carryforwards may be limited, as it is subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The Company has not recorded a liability for unrecognized income tax benefits.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)	Significant Agreements

Merck Agreement

As a result of a November 1990 agreement, the Company’s PEGylation technology was used to develop an improved version of the product INTRON A, PegIntron. Merck is responsible for marketing and manufacturing PegIntron on an exclusive worldwide basis and the Company receives royalties on worldwide sales of PegIntron for all indications. The Company has no involvement in the selling or marketing of PegIntron. Merck’s obligation to pay the Company royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the first commercial sale of PegIntron in such country. The expiration occurred in 2016 in the U.S., and expirations occurred in 2018 in Europe and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PegIntron where such third party is not Hoffmann-La Roche. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party. During the quarter ended September 30, 2007, the Company sold a 25 -percent interest in future royalties payable to it by Merck on net sales of PegIntron occurring after June 30, 2007. See Note 1 regarding Merck royalty revenues.

 Servier Agreement

See Note 1 regarding the Servier milestone obligation to the Company.

Nektar Agreement

See Note 1 regarding the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Nektar License Agreement.

(12)	Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(13)	Leases

Principal Executive Offices and Office Service Agreements

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company entered into an office service agreement with Regus for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for the Company’s right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions, until February 28, 2019, for a monthly fee of $1,259. In June 2018, the Company and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. The Company entered into an office service agreement with Regus for mailbox plus, telephone answering, and virtual office services effective September 1, 2018. Under the agreement, in exchange for the services provided by Regus, the Company was required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2019.

Effective July 1, 2018, the Company entered into an office rental agreement with Equinox for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for the Company’s right to use the office space at this location, the Company is required to pay Equinox a monthly fee of $708 until June 30, 2019.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)	Other Corporate Events

On February 4, 2016, the Company’s Board of Directors adopted the Plan of Liquidation and Dissolution, pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, the Company’s Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. After further consideration, the Company’s Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Company’s Board of Directors.

From time to time, the Company’s Board of Directors reviews the Company’s status and prospects in deciding on the timing of dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution. If the Company’s Board of Directors determines to seek stockholder approval of such plan and such plan is approved by the Company’s stockholders and implemented by the Company, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs for at least three years. The Company has forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that the Company would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

On April 30, 2014, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 14, 2014. The Section 382 Rights Agreement expired by its terms on April 30, 2017 and has not been replaced.

(15)	Subsequent Event

On January 30, 2019, the Company’s Board of Directors declared a special cash dividend of $0.06 per share of the Company’s common stock. This special cash dividend, aggregating approximately $2.7 million, will be paid on March 21, 2019 to stockholders of record as of February 21, 2019.

