Form 10-Q
period 2019-03-31
ENZON PHARMACEUTICALS, INC.
filed 2019-05-08
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of Common Stock outstanding as of May 3, 2019: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)

ASSETS

Current assets:
Cash	$3,558	$6,500
Milestone receivable	7,000	7,000
Refundable tax credits receivable, current portion	970	970
Other current assets	56	70
Total current assets	11,584	14,540
Refundable tax credits receivable, net of current portion	970	970

Total assets	$12,554	$15,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$490	$439
Accrued expenses and other current liabilities	95	78
Total current liabilities	585	517

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at March 31, 2019 and December 31, 2018	442	442
Additional paid-in capital	80,996	83,649
Accumulated deficit	(69,469)	(69,098)
Total stockholders’ equity	11,969	14,993
Total liabilities and stockholders’ equity	$12,554	$15,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Revenues:
Royalties, net	$(51)	$15
Total revenues	(51)	15

Operating expenses:
General and administrative	318	326
Total operating expenses	318	326

Operating loss and loss before income tax expense	(369)	(311)

Income tax expense	2	1
Net loss	$(371)	$(312)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted-average shares outstanding – basic	44,215	44,215
Weighted-average shares outstanding – diluted	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2017	44,215	$442	$83,649	$(74,947)	$9,144
Net loss	-	-	-	(312)	(312)
Balance, March 31, 2018	44,215	$442	$83,649	$(75,249)	$8,832

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2018	44,215	$442	$83,649	$(69,098)	$14,993
Net loss	-	-	-	(371)	(371)
Common stock dividend			(2,653)		(2,653)
Balance, March 31, 2019	44,215	$442	$80,996	$(69,469)	$11,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(371)	$(312)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities	82	74
Net cash used in operating activities	(289)	(238)

Cash flows from financing activities:
Common stock dividends	(2,653)	-
Net cash used in financing activities	(2,653)	-

Net decrease in cash	(2,942)	(238)

Cash beginning of period	6,500	7,478

Cash end of period	$3,558	$7,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize Enzon’s proprietary technology.

Prior to 2017, the primary source of the Company’s royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. There were no royalty revenues from sales of PegIntron in each of the quarters ended March 31, 2019 and 2018. In the first quarter of 2019, net royalties from PegIntron were negative $51,000, due to returns and rebates exceeding the amount of royalties earned.

At December 31, 2018, the Company had a liability to Merck of approximately $439,000, due primarily to product returns and rebates. In March 2019, Merck notified the Company of an additional recoupment of approximately $51,000. Accordingly, at March 31, 2019, the Company increased its liability to Merck to $490,000, as discussed in Note 12 to the Condensed Consolidated Financial Statements.

In April 2013, the Company announced that it intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders. (See Note 7 Cash Dividend.) On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 11 Plan of Liquidation and Dissolution.)

On January 30, 2019, the Company entered into a letter agreement with Servier, a wholly owned indirect subsidiary of Les Laboratoires Servier, in connection with the asset purchase agreement, dated as of November 9, 2009 (the “Asset Purchase Agreement”), by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. (“Defiante”) and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, has confirmed its obligation to pay the Company a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, the Company has agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”) under the Asset Purchase Agreement, provided that the Company is not waiving Servier’s obligation to make any applicable milestone payment to the Company upon EMEA approval, if any, of SC Oncaspar. Servier is required to make the $7.0 million milestone payment to the Company within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. The Company expects to receive the $7.0 million milestone payment from Servier by the third quarter of 2019. Accordingly, the Company recorded that amount as a current receivable at December 31, 2018 and March 31, 2019. However, no assurance can be given as to the timing of the Company’s receipt of the payment.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004 under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalty revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To the Company’s knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”), that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicinium, one of Sesen’s drug candidates that is in Phase 3 clinical trials being evaluated for the treatment of patients with non-muscle invasive bladder cancer. To the Company’s knowledge, under the terms of this license agreement between Micromet and Viventia, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application for Vicinium with the FDA or the filing of a marketing approval application for Vicinium with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicinium in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicinium. Pursuant to the Micromet Marketing Agreement, the Company would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. The Company also has no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that the Company will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. The Company will not recognize revenue until all revenue recognition requirements are met.

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a lease agreement for space and services with Regus Management Group, LLC (“Regus”) and also has an office facility at 3556 Main Street, Manchester, VT, 05225 pursuant to an office rental agreement with Equinox Junior, LLC (“Equinox”). See Note 10.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Contingent payments due under the asset purchase agreement for the sale of the Company’s former specialty pharmaceutical business are recognized as revenue when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Recent Accounting Pronouncements

 In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholders’ Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04,2 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company has conformed to this rule in its Form 10-Q for the quarter ended March 31, 2019.

During February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheets. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. During 2018, the FASB also issued ASU No. 2018-01, Land Easement Practical Expedient, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and that were not previously accounted for under Accounting Standards Codification 840; ASU 2018-10, Codification Improvements to Topic 842, Leases, which addresses narrow aspects of the guidance originally issued in ASU No. 2016-02; ASU 2018-11, Targeted Improvements, which provides entities with an additional (and optional) transition method whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses sales and other similar taxes collected from lessees, certain lessor costs, and the recognition of variable payments for contracts with lease and nonlease components. The Company adopted these ASUs effective January 1, 2019. Due to the nature of the Company’s lease obligations (See Note 10), adoption of the standard did not have a material effect on the Company’s condensed consolidated financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, milestone receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2019 and December 31, 2018 due to their short-term nature.

(5)	Supplemental Cash Flow Information

The Company made income tax payments of $2,000 and $0 during the three months ended March 31, 2019 and 2018, respectively. There were no interest payments made during the three months ended March 31, 2019 or 2018.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)	Loss Per Common Share

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

	Three months ended March 31,
	2019	2018
Loss Per Common Share – Basic and Diluted:
Net loss	$(371)	$(312)

Weighted-average common shares outstanding	44,215	44,215

Basic and diluted loss per share	$(0.01)	$(0.01)

At March 31, 2019 and 2018, there were 41,787 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive.

(7)	Cash Dividend

On January 30, 2019, the Board of Directors of the Company declared a special cash dividend of $0.06 per share of the Company’s common stock, aggregating approximately $2,653,000, which was paid on March 21, 2019 to stockholders of record as of the close of business on February 21, 2019.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Stock Options

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2019 no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of March 31, 2019.

There were no options granted during the three months ended March 31, 2018 and no nonvested shares granted or outstanding during the three months ended March 31, 2018. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2019 and related balances outstanding as of that date are reflected below:

Stock
Options
Outstanding at January 1, 2019	41,787
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at March 31, 2019	41,787

Options vested and expected to vest at March 31, 2019	41,787

Options exercisable at March 31, 2019	41,787

(9)	Income Taxes

During each of the three-month periods ended March 31, 2019 and 2018, the Company recorded approximately $2,000 and $1,000, respectively, of income tax expense for NJ state income tax.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act allowed companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability. As a result of the Act’s provision allowing for the refund of MTC, the Company has recorded $970,000 as a long-term receivable and $970,000 as a current receivable as of December 31, 2018 and March 31, 2019.

The Act also provides for an indefinite carryforward period for net operating losses generated after 2017 and limits annual utilization to 80% of taxable income. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Commitments and Contingent Liabilities

 Effective March 1, 2018, the Company renewed its office service agreement with Regus Management Group, LLC (“Regus”) for its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. This agreement was renewed until February 28, 2019, for a monthly fee of $1,259. In June 2018, the Company and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. Effective September 1, 2018, the Company entered into an office service agreement with Regus for mailbox plus, telephone answering, and virtual office services. Under the agreement, in exchange for the services provided by Regus, the Company was required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2019.

Effective July 1, 2018, the Company entered into an office rental agreement with Equinox Junior LLC (“Equinox”) for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for the Company’s right to use the office space at this location, the Company is required to pay Equinox a monthly fee of $708 until June 30, 2019.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(11)	Plan of Liquidation and Dissolution

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)	Accounts Payable

Due to returns, rebates and other adjustments, at various times, Merck has notified the Company of its recoupment of previously paid royalties. Accordingly, at December 31, 2018, the Company recorded a net payable to Merck of $439,000. In March 2019, Merck notified the Company of an additional such recoupment aggregating approximately $51,000. Consequently, the Company recorded a payable to Merck of $490,000 at March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries. The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2018 Annual Report on Form 10-K.

Forward-Looking Information and Factors That May Affect Future Results

The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the following discussion, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved.

The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Overview

We manage our sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology.

 Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. There were no royalty revenues from sales of PegIntron in each of the quarters ended March 31, 2019 and 2018. In the first quarter of 2019, our net royalties from PegIntron were negative $51,000, due to returns and rebates exceeding the amount of royalties earned.

At December 31, 2018, we had a liability to Merck of approximately $439,000, due primarily to product returns and rebates. In March 2019, Merck notified us of an additional recoupment of approximately $51,000. Accordingly, at March 31, 2019, we increased our liability to Merck to $490,000, as discussed in Note 12 to our Condensed Consolidated Financial Statements.

We wound down our remaining research and development activities during 2013 and we have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty revenues, in the form of periodic dividends to stockholders. (See Note 7 to our Condensed Consolidated Financial Statements.)

On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 11 to our Condensed Consolidated Financial Statements.)

 On January 30, 2019, we entered into a letter agreement with Servier, in connection with the Asset Purchase Agreement, by and between Klee Pharmaceuticals, Inc., Defiante and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, has confirmed its obligation to pay us a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, we agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the EMEA under the Asset Purchase Agreement, provided that we are not waiving Servier’s obligation to make any applicable milestone payment to us upon EMEA approval, if any, of SC Oncaspar. Servier is required to pay the $7.0 million milestone payment to us within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. We expect to receive the $7.0 million milestone payment from Servier by the third quarter of 2019. Accordingly, we recorded the milestone revenue in 2018 and a current milestone receivable at December 31, 2018 and March 31, 2019. However, no assurance can be given as to the timing of our receipt of the payment.

We may be entitled to certain potential future milestone payments and royalties, contingent upon the achievement of certain regulatory approval-related milestones and sales by third-party licensees. There can be no assurance that the Company will receive any milestone payments resulting from its agreements with any of our third-party licensees or that any sales of related products will be made. We will not recognize revenue from any of our third-party licensees until all revenue recognition requirements are met.

We have a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004 under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalty revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To our knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”), that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicinium, one of Sesen’s drug candidates that is in Phase 3 clinical trials being evaluated for the treatment of patients with non-muscle invasive bladder cancer. To our knowledge, under the terms of this license agreement between Micromet and Viventia, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application for Vicinium with the FDA or the filing of a marketing approval application for Vicinium with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicinium in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicinium. Pursuant to the Micromet Marketing Agreement, we would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. We also have no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that we will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. We will not recognize revenue until all revenue recognition requirements are met.

Effective March 1, 2018, we renewed our office service agreement with Regus Management Group, LLC (“Regus”) for our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. This agreement was renewed until February 28, 2019, for a monthly fee of $1,259. In June 2018, we and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. Effective September 1, 2018, we entered into an office service agreement with Regus for mailbox plus, telephone answering, and virtual office services. Under the agreement, in exchange for the services provided by Regus, we were required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2019.

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

Results of Operations

Revenues:

Royalties (in thousands of dollars):

	Three Months Ended March 31,
	2019	Percent Change	2018
Royalty revenue	$-	(100)%	$15
Less: Adjustment by Merck for returns and rebates	(51)	(100)%	-
	$(51)	N/A	$15

Royalty revenues from sales of PegIntron by Merck accounted for approximately 0% of our total royalty revenues for each of the three-month periods ended March 31, 2019 and 2018. In the first quarter of 2019, our net royalties from PegIntron were negative $51,000, due to returns and rebates exceeding the amount of royalties earned. Royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend and we expect to receive little or no future royalties from Merck.  Our right to receive royalties from sales of PegIntron expired in the U.S. in 2016, expired in Europe in 2018 and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended March 31, 2019.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended March 31,
	2019	Percent Change	2018
General and administrative	$318	(3)%	$326

General and administrative expenses decreased by approximately $8,000, or 3%, to approximately $318,000 for the first quarter of 2019 from approximately $326,000 for the first quarter of 2018. This decrease in expense is substantially attributable to the decrease in insurance fees and legal fees.

Tax Expense:

We incurred a tax expense of approximately $2,000 in the first quarter of 2019 to reflect state minimum taxes as compared with tax expense of $1,000 in the first quarter of 2018 to reflect state minimum taxes.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our existing cash on hand; (ii) refunds of alternative minimum tax credits aggregating approximate $1.9 million and (iii) an anticipated $7.0 million milestone payment from a third party that was earned in 2018. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and anticipated tax refunds and milestone payment will be sufficient to fund our operations, at least, through May 2020. However, our future royalty revenues are expected to be de minimis over the next several years and there can be no assurance that we will receive any royalty or other revenues.

Cash was $3.6 million as of March 31, 2019, as compared to $6.5 million as of December 31, 2018. The decrease of approximately $2.9 million was primarily attributable to the payment of a dividend aggregating $2.6 million in March 2019 and a net decrease in cash of approximately $0.3 million used in operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2019, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of March 31, 2019 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

 Contingent payments due under the asset purchase agreement for the sale of our former specialty pharmaceutical business are recognized as revenue when the milestone has been achieved, collection is assured, such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2019, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be minimal.

•	Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.

•	We expect to incur losses over the next several years.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired in various jurisdictions and will, by 2024, expire world-wide. We currently do not anticipate any significant royalties from other sources and we do not intend to acquire new sources of royalty revenues.

•	We expect that we will not realize our deferred income tax assets.

•	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.

•	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future revenues, which are expected to be minimal, if any, over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 8, 2019	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 8, 2019	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.