Form 10-Q
period 2019-06-30
ENZON PHARMACEUTICALS, INC.
filed 2019-08-07
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☒
Smaller reporting company☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock outstanding as of August 2, 2019: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$3,367	$6,500
Milestone receivable	7,000	7,000
Refundable tax credits receivable, current portion	970	970
Other current assets	96	70
Total current assets	11,433	14,540
Refundable tax credits receivable, net of current portion	970	970

Total assets	$12,403	$15,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$348	$439
Accrued expenses and other current liabilities	107	78
Total current liabilities	455	517

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at June 30, 2019 and December 31, 2018	442	442
Additional paid-in capital	80,996	83,649
Accumulated deficit	(69,490)	(69,098)
Total stockholders’ equity	11,948	14,993
Total liabilities and stockholders’ equity	$12,403	$15,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Royalties, net	$207	$61	$156	$76
Total revenues	207	61	156	76

Operating expenses:
General and administrative	228	267	546	588
Total operating expenses	228	267	546	588

Operating loss and loss before income tax expense	(21)	(206)	(390)	(512)
Income tax expense	-	-	2	1
Net loss	$(21)	$(206)	$(392)	$(513)

Loss per common share
Basic	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares – basic	44,215	44,215	44,215	44,215
Weighted-average number of shares – diluted	44,215	44,215	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2017	44,215	$442	$83,649	$(74,947)	$9,144
Net loss	-	-	-	(307)	(307)
Balance, March 31, 2018	44,215	442	83,649	(75,254)	8,837
Net loss	-	-	-	(206)	(206)
Balance, June 30, 2018	44,215	$442	$83,649	$(75,460)	$8,631

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2018	44,215	$442	$83,649	$(69,098)	$14,993
Net loss	-	-	-	(371)	(371)
Common stock dividend	-	-	(2,653)	-	(2,653)
Balance, March 31, 2019	44,215	442	80,996	(69,469)	11,969
Net loss	-	-	-	(21)	(21)
Balance, June 30, 2019	44,215	$442	$80,996	$(69,490)	$11,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(392)	$(513)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities	(88)	1
Net cash used in operating activities	(480)	(512)

Cash flows from financing activities:
Common stock dividend	(2,653)	-
Net cash used in financing activities	(2,653)	-

Net decrease in cash	(3,133)	(512)

Cash beginning of period	6,500	7,478

Cash end of period	$3,367	$6,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize Enzon’s proprietary technology.

Prior to 2017, the primary source of the Company’s royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. In the first quarter of 2019, net royalties from PegIntron were negative $51,000, due to returns and rebates exceeding the amount of royalties earned and in the second quarter of 2019 the Company earned $142,000 in net royalties from Merck. At December 31, 2018, the Company had a liability to Merck of approximately $439,000, due primarily to product returns and rebates. After the recoupment by Merck of $51,000 in the first quarter of 2019 and the earnings of $142,000 of net royalty revenues from sales of PegIntron during the second quarter of 2019, the Company’s liability to Merck was $348,000 at June 30, 2019, as discussed in Note 12 to the Condensed Consolidated Financial Statements.

During the second quarter of 2019, the Company received a one-time, non-refundable, payment of approximately $65,000 from Novartis Pharma AG in payment of a worldwide, royalty free non-exclusive non-refundable license to certain Canadian patents.

In April 2013, the Company announced that it intended to distribute excess cash, expected to arise from ongoing royalty and milestone revenues, in the form of periodic dividends to stockholders. On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 11 Plan of Liquidation and Dissolution.)

On January 30, 2019, the Company entered into a letter agreement with Servier, a wholly owned indirect subsidiary of Les Laboratoires Servier, in connection with the asset purchase agreement dated as of November 9, 2009 (the “Asset Purchase Agreement”), by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. (“Defiante”) and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, has confirmed its obligation to pay the Company a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, the Company has agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”) under the Asset Purchase Agreement, provided that the Company is not waiving Servier’s obligation to make any applicable milestone payment to the Company upon EMEA approval, if any, of SC Oncaspar. Servier was required to make the $7.0 million milestone payment to the Company within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. The Company recorded that amount as a current receivable at December 31, 2018 and it remained outstanding at June 30, 2019. The Company received the $7 million payment in July 2019.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004 under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalty revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To the Company’s knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”), that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicinium, one of Sesen’s drug candidates that is in Phase 3 clinical trials being evaluated for the treatment of patients with non-muscle invasive bladder cancer and in Phase 1 and 2 clinical trials for the treatment of head and neck cancer. To the Company’s knowledge, under the terms of this license agreement between Micromet and Viventia, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application for Vicinium with the FDA or the filing of a marketing approval application for Vicinium with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicinium in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicinium. Pursuant to the Micromet Marketing Agreement, the Company would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. The Company also has no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that the Company will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. The Company will not recognize revenue until all revenue recognition requirements are met.

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

Contingent payments due under the asset purchase agreement for the sale of the Company’s former specialty pharmaceutical business are recognized as revenue when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process. Other payments, such as license fees, are recorded when they are received, it is determined that such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

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

Other recent ASU's issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, milestone receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2019 and December 31, 2018 due to their short-term nature.

(5)	Supplemental Cash Flow Information

The Company made income tax payments of $2,000 and $1,000 during the six months ended June 30, 2019 and 2018, respectively. There were no interest payments made during the six months ended June 30, 2019 or 2018.

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

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Loss per common share information is as follows (in thousands, except per share amounts) for the three months and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Loss Per Common Share – Basic and Diluted:
Net loss	$(21)	$(206)	$(392)	$(513)

Weighted-average number of common shares outstanding	44,215	44,215	44,215	44,215

Basic and diluted loss per share	$0.00	$(0.01)	$(0.01)	$(0.01)

For the six-month periods ended June 30, 2019 and 2018 and the three-month periods ended June 30, 2019 and 2018, there were 41,787 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive.

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

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the six months ended June 30, 2019, no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of June 30, 2019.

There were no options granted during the six months ended June 30, 2018 and no nonvested shares granted or outstanding during the six months ended June 30, 2018. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the six months ended June 30, 2019 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2019	41,787
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at June 30, 2019	41,787

Options vested at June 30, 2019	41,787

Options exercisable at June 30, 2019	41,787

(9)	Income Taxes

During the six-month and three-month periods ended June 30, 2019, the Company recorded approximately $2,000 and $0, respectively, of income tax expense for New Jersey state income tax.

During the six-month and three-month periods ended June 30, 2018, the Company recorded approximately $1,000 and $0, respectively, of income tax expense for New Jersey state income tax.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act allowed companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability. As a result of the Act’s provision allowing for the refund of MTC, the Company has recorded $970,000 as a long-term receivable and $970,000 as a current receivable as of December 31, 2018 and June 30, 2019.

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

Effective July 1, 2018, the Company entered into an office rental agreement with Equinox Junior, LLC (“Equinox”) for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for the Company’s right to use the office space at this location, the Company is required to pay Equinox a security deposit of $708 and thereafter pay Equinox a monthly fee of $708 until June 30, 2019. The term of this agreement was extended until June 30, 2020 at a monthly fee of $729.

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

Due to returns, rebates and other adjustments, at various times, Merck has notified the Company of its recoupment of previously paid royalties. Accordingly, at December 31, 2018, the Company recorded a net payable to Merck of $439,000. In March 2019, Merck notified the Company of an additional such recoupment aggregating approximately $51,000. During the second quarter of 2019, Merck informed the Company that it had earned net royalties of approximately $142,000. Consequently, the Company had a liability to Merck of approximately $348,000 at June 30, 2019.

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

 Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. We earned approximately $142,000 of net royalty revenues from Merck during the second quarter of 2019 and approximately $91,000 of net royalty revenues (after recoupment by Merck of $51,000 during the first quarter of 2019) from sales of PegIntron in the six month-period ended June 30, 2019. In the second quarter of 2018, our net royalties from PegIntron were $61,000 and for the six months ended June 30, 2018 our net royalties from PegIntron were $76,000.

At December 31, 2018, we had a liability to Merck of approximately $439,000, due primarily to product returns and rebates. After the recoupment by Merck of $51,000 during the first quarter of 2019 and the royalty revenues of $142,000 during the second quarter of 2019, at June 30, 2019, we decreased our liability to Merck to $348,000, as discussed in Note 12 to our Condensed Consolidated Financial Statements.

During the second quarter of 2019, we received a one-time, non-refundable, payment of approximately $65,000 from Novartis Pharma AG in payment of a worldwide, royalty free non-exclusive license to certain Canadian patents.

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

 On January 30, 2019, we entered into a letter agreement with Servier, in connection with the Asset Purchase Agreement, by and between Klee Pharmaceuticals, Inc., Defiante and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, has confirmed its obligation to pay us a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, we agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the EMEA under the Asset Purchase Agreement, provided that we are not waiving Servier’s obligation to make any applicable milestone payment to us upon EMEA approval, if any, of SC Oncaspar. Servier was required to pay the $7.0 million milestone payment to us within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. We recorded the $7 million milestone revenue in 2018 and a current milestone receivable at December 31, 2018 and it remained outstanding at June 30, 2019. The $7 million payment was received in July 2019.

We may be entitled to certain potential future milestone payments and royalties, contingent upon the achievement of certain regulatory approval-related milestones and sales by third-party licensees. There can be no assurance that we will receive any milestone payments resulting from its agreements with any of our third-party licensees or that any sales of related products will be made. We will not recognize revenue from any of our third-party licensees until all revenue recognition requirements are met.

We have a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004 under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalty revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To our knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”), that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicinium, one of Sesen’s drug candidates that is in Phase 3 clinical trials being evaluated for the treatment of patients with non-muscle invasive bladder cancer and in Phase 1 and 2 clinical trials for the treatment of head and neck cancer. To our knowledge, under the terms of this license agreement between Micromet and Viventia, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application for Vicinium with the FDA or the filing of a marketing approval application for Vicinium with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicinium in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicinium. Pursuant to the Micromet Marketing Agreement, we would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. We also have no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that we will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. We will not recognize revenue until all revenue recognition requirements are met.

Effective March 1, 2018, we renewed our office service agreement with Regus Management Group, LLC (“Regus”) for our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. This agreement was renewed until February 28, 2019, for a monthly fee of $1,259. In June 2018, we and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. Effective September 1, 2018, we entered into an office service agreement with Regus for mailbox plus, telephone answering and virtual office services. Under the agreement, in exchange for the services provided by Regus, we were required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2019.

Effective July 1, 2018, we entered into an office rental agreement with Equinox Junior, LLC (“Equinox”) for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for our right to use the office space at this location, we were required to pay Equinox a monthly fee of $708 until June 30, 2019. This agreement has been extended to June 30, 2020 at a monthly fee of $729.

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

From time to time, our Board of Directors reviews the Company’s status and prospects in deciding on the timing of dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution. If our Board of Directors determines to seek stockholder approval of such plan and such plan is approved by our stockholders and implemented by us, it is expected that our corporate existence will continue for the purpose of winding up our business and affairs for at least three years. We have forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that we would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

 Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars.

Results of Operations

Revenues:

Royalties (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Royalty revenues	$207	239%	$61	$207	172%	$76
Less: adjustments by Merck for returns and rebates	-	N/A	-	(51)	N/A	-
	$207	239%	$61	$156	105%	$76

Royalty revenues from sales of PegIntron by Merck amounted to approximately $142,000 for the three months ended June 30, 2019, as compared to $61,000 during the corresponding period in the prior year. These PegIntron royalties accounted for 69% and 100% of the Company’s total royalty revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 58% (inclusive of downward revenue adjustment of approximately $51,000, related to the amounts of returns and rebates exceeding the amounts of royalties earned in the first quarter of 2019) and 80% of the Company’s total royalty revenues for the six-month periods ended June 30, 2019 and 2018, respectively. The effects of such downward revenue adjustments were recorded as decreases of royalty revenues as discussed in Note 1 to the Condensed Consolidated Financial Statements. Royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will cease and we will receive no future royalty revenues from Merck.  Our right to receive royalties on U.S. sales of PegIntron expired in 2016, expired in Europe in 2018 and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended June 30, 2019.

Royalty revenues for the six months ended June 30, 2019, include a one-time, non-refundable, payment of approximately $65,000 from Novartis Pharma AG in payment of a worldwide, royalty free non-exclusive license to certain Canadian patents. There was no such payment during the prior year’s comparable period.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
General and administrative	$228	(15)%	$267	$546	(7)%	$588

General and administrative expenses decreased by approximately $42,000, or 7%, to $546,000 for the six months ended June 30, 2019 from $588,000 for the first six months of 2018. The decrease in expense is substantially attributable to the decrease in insurance and legal fees.

General and administrative expenses declined by approximately $39,000, or 15%, to $228,000 for the three months ended June 30, 2019 from $267,000 for the second quarter of 2018. The decrease in expense is substantially attributable to the decrease in insurance and legal fees.

Tax Expense:

We incurred a tax expense of approximately $2,000 in the first six months of 2019 and $1,000 during the prior comparable period to reflect state minimum taxes.

Liquidity and Capital Resources

 Our current sources of liquidity are (i) our existing cash on hand; (ii) refunds of alternative minimum tax credits aggregating approximate $1.9 million and (iii) a $7.0 million milestone payment from a third party that was earned in 2018 and received in July 2019. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and anticipated tax refunds and milestone payment will be sufficient to fund our operations, at least, through August 2020. However, our future royalty revenues are expected to be de minimis over the next several years and there can be no assurance that we will receive any royalty or other revenues.

Cash was $3.4 million as of June 30, 2019, as compared to $6.5 million as of December 31, 2018. The decrease of approximately $3.1 million was primarily attributable to the payment of a dividend aggregating $2.6 million in March 2019 and a net decrease in cash of approximately $0.5 million used in operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2019, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2019 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2019, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 7, 2019	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: August 7, 2019	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

