Form 10-K
period 2019-12-31
ENZON PHARMACEUTICALS, INC.
filed 2020-02-19
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

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

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $11,937,942 as of June 28, 2019, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.27 per share reported for such date. Shares of Common Stock held by each executive officer and director of the registrant as of June 28, 2019 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,214,603 shares of Common Stock issued and outstanding as of February 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2020 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2019, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2019 Annual Report on Form 10-K

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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology. We currently have no clinical operations and limited corporate operations and have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. We have no assurance that we will earn material future royalties or milestones.

In 2019, we earned limited revenues primarily from royalties and we do not expect to generate material recurring revenues in future periods. In July 2019, we received a $7.0 million milestone payment that had been earned and recorded as revenue in December 2018 when the U.S. Food and Drug Administration (“FDA”) approved the Biologics License Application (“BLA”) filed by Servier IP UK Limited (“Servier”) for calaspargase pegol – mknl (brand name ASPARLAS™), also known as SC Oncaspar, as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years.

The primary source of our royalties and milestone revenues in 2018 was the $7 million milestone payment due from Servier. After being notified that the FDA had approved Servier’s BLA on December 20, 2018, we recorded revenue and a milestone receivable of $7.0 million at December 31, 2018.  Servier, a wholly-owned indirect subsidiary of Les Laboratoires Servier, was the successor in interest to Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”) under an asset purchase agreement (“Asset Purchase Agreement”) entered into in November 2009 by and among Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau, on the one hand, and the Company, on the other hand.   Under a letter agreement between the Company and Servier dated January 30, 2019, Servier confirmed its obligation under the Asset Purchase Agreement to pay the $7.0 million milestone payment to the Company, which it agreed to do following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. The Company received that $7.0 million milestone payment, which had been recorded as a current receivable on December 31, 2018, in July 2019. Under the letter agreement, the Company also agreed to waive Servier’s obligations under the Asset Purchase Agreement to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”), provided that the Company did not waive its right to any applicable milestone payment it was due, if any, upon EMEA approval of SC Oncaspar. At the present time, we are not aware of any plans that Servier may have to seek EMEA approval of SC Oncaspar.

In 2017, the Company and Nektar Therapeutics, Inc. (“Nektar”) entered into a second amendment (the “Nektar Second Amendment”) to their Cross-License and Option Agreement (the “Nektar License Agreement”). Pursuant to the Nektar Second Amendment, Nektar paid the Company the sum of $7.0 million in full satisfaction of its obligation to make future royalty payments to the Company under the Nektar License Agreement. The Company received the full $7.0 million payment from Nektar in 2017, which was recorded as non-recurring milestone revenue.

Prior to 2017, our primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2018, according to Merck, we had a liability to Merck of approximately $439,000 based, primarily, on Merck’s assertions regarding recoupments related to prior returns and rebates. In the first quarter of 2019, net royalties from PegIntron were negative $51,000 due to returns and rebates exceeding the amount of royalties earned. In the second, third and fourth quarters of 2019, net royalty revenues from sales of PegIntron were $142,000, $2,000 and $22,000, respectively. As such, as asserted by Merck, the Company’s liability to Merck was $324,000 at December 31, 2019, as discussed in Note 4 to the Consolidated Financial Statements. We believe that we will receive minimal additional royalties from Merck and may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty revenues, in the form of periodic dividends to stockholders. Since that time, we have paid out an aggregate of approximately $149 million in dividends (including approximately $8.0 million in 2019) to our shareholders. See Note 6 to our Consolidated Financial Statements.

On February 4, 2016, our Board of Directors (the “Board”) adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 14 to the Consolidated Financial Statements.)

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

We maintain our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a lease agreement for space and services with Regus Management Group, LLC (“Regus”) and also have an office facility at 3556 Main Street, Manchester, VT, 05225 pursuant to an office rental agreement with Equinox Junior, LLC (“Equinox”). (See Note 13 to the Consolidated Financial Statements.)

Plan of Dissolution

On February 4, 2016, our Board adopted the Plan of Liquidation and Dissolution pursuant to which we would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board had considered, among other factors, our ability to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of our reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, our Board determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board.

From time to time, our Board reviews our status and prospects in deciding on the timing of our dissolution and liquidation pursuant to the Plan of Liquidation and Dissolution. If our Board determines to seek stockholder approval of such plan and such plan is approved by our stockholders and implemented by us, it is expected that our corporate existence will continue for the purpose of winding up our business and affairs for at least three years. We have forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that we would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

ROYALTIES

Until recently, we received royalty revenues from existing licensing arrangements with Merck, primarily related to sales of two marketed drug products, namely, PegIntron ® and Sylatron ®. Until 2017, in recent years, royalty revenues from Merck were our primary source of revenues. In 2018, we earned a $7.0 million milestone payment from Servier in connection with its receipt of FDA approval for ASPARLAS, also known as SC Oncaspar. In 2017, we earned $7.0 million in royalties from Nektar in connection with our entering into the Nektar Second Amendment. Royalty revenues from sales of PegIntron accounted for approximately 55% and (2)% of our total revenues in each of the years ended December 31, 2019 and 2018, respectively, net of adjustments for Merck’s recoupment of previously overpaid royalties. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024. In October 2019, Merck informed us that due to lack of PegIntron sales, they do not expect that we will earn any future royalties.

We out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar and Micromet AG (“Micromet”). Micromet was acquired by Amgen in 2012. Under our Cross-License and Option Agreement with Nektar, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we received royalties on sales of any approved product for which a sublicense had been granted. Pursuant to the Nektar Second Amendment, we are no longer entitled to any royalties or immunity fees from Nektar under the Nektar License Agreement.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

We have a portfolio of issued U.S. patents, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) expired in the U.S. in 2016 and expired outside of the U.S. in 2018 (including any patent term extensions), except for Japan, where the patent was extended until 2021 and Malaysia and Chile, where the patent expires in 2020 and 2024, respectively. Although we believe that our patents provide certain protection from competition and we may be entitled to potential royalty rights and/or milestone payments, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

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

Risks Relating to the Company and its Operations

Our sources of revenue are limited and we expect to incur losses for the foreseeable future; unanticipated liabilities and expenses could adversely affect our ability to continue operations or make expected distributions.

We have incurred losses in the current period and have limited sources of revenues. We have been informed by Merck that there will likely be no or minimal additional sales of PegIntron and we would likely receive no further royalties, although we may remain potentially liable to Merck for product returns and rebates. Based on current estimates, we do not expect any liability for those returns and rebates to be material. Moreover, our right to receive royalty revenues from other products is limited and we currently do not intend to acquire new sources of royalty revenues. For those remaining existing or potential sources of royalty revenue, our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

While we have substantially reduced our operating expenses in anticipation of the decline in revenues – ceasing our research and development activities, eliminating our workforce in favor of independent contractors, and discontinuing our significant lease commitments – we may incur unanticipated liabilities or expenses, including expenses to defend unasserted product liability claims or greater than expected liabilities for PegIntron. Any such expenses or liabilities could impact the availability of assets that we expect to use to fund future operations or adversely affect our ability to pay dividends or make distributions to shareholders upon a liquidation of the Company.

We have outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

We have outsourced all corporate functions, which makes us more dependent on third parties for the performance of these functions. To the extent that we are unable to effectively reallocate employee responsibilities, retain key officers as consultants, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to manage the operations and planned liquidation of our business effectively could be compromised.

Risks Relating to the Proposed Dissolution and Liquidation

The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution, pursuant to which we would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board had considered, among other factors, our ability to obtain no-action relief from the SEC to suspend certain of our reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. After further consideration, our Board determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board.

From time to time, our Board reviews our status and prospects in deciding on the timing of our dissolution and liquidation pursuant to the Plan of Liquidation and Dissolution. If our Board determines to seek stockholder approval of such plan and such plan is approved by our stockholders and implemented by us, it is expected that our corporate existence will continue for the purpose of winding up our business and affairs for at least three years. We have forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that we would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

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

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOL carryforwards. There can be no assurance that we will not undergo an ownership change within the meaning of Section 382. See Note 10 to Consolidated Financial Statements, included in Item 8 in this document.

Risks Relating to Our Common Stock

 The price of our common stock has been volatile and may decline significantly as we wind down our business operations.

Historically, the market price of our common stock has fluctuated over a wide range for a variety of reasons, including company specific factors and global and industry-wide conditions and events. In the future, the value of our common stock may be impacted by our decision to discontinue research and development activities, our declining royalty revenues, our ability to monetize our remaining assets, including our NOLs, and any unexpected liabilities or expenses that impact our continued operations or ability to pay dividends or make distributions to our shareholders.

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

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our declining royalty revenues and our ability to manage expenses, including costs relating to our ongoing operations.

In April 2013, we announced that our Board intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and, therefore, our Board could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing and any future royalties and/or milestone payments and our ability to manage expenses, including costs relating to our ongoing operations. Our future revenues from existing royalties have decreased sharply over the last several years and are expected to decline and eventually cease altogether due to eventual expirations over time of our right to receive royalties and milestones under the terms of our existing licensing arrangements. Therefore, we expect little or no future royalties from existing products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty or milestone revenues to be able to pay dividends in the future. Moreover, if we file a Plan of Liquidation and Dissolution, the applicable Delaware court may impose limitations on our ability to declare dividends prior to the final dissolution of the Company. Our inability to pay dividends could cause the price of our common stock to decline significantly.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTC Markets. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2019	$0.30	$0.17
September 30, 2019	$0.31	$0.23
June 30, 2019	$0.27	$0.22
March 31, 2019	$0.29	$0.19
December 31, 2018	$0.28	$0.20
September 30, 2018	$0.28	$0.24
June 30, 2018	$0.28	$0.26
March 31, 2018	$0.30	$0.21

Holders

As of February 7, 2020, there were 806 holders of record of our common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage

Dividends

In April 2013, we announced that our Board intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and/or milestone payments and our ability to manage expenses, including costs relating to our ongoing operations.

Repurchase of Equity Securities

Not applicable.

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

Overview

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for 55% and (2)% of our total revenues for the years ended December 31, 2019 and 2018, respectively, net of the effects of Merck’s adjustments for recoupment of previously overpaid royalties.

At December 31, 2018, according to Merck, we had a liability to Merck of approximately $439,000 based, primarily, on Merck’s assertions regarding recoupments related to prior returns and rebates. In the first quarter of 2019, net royalties from PegIntron were negative $51,000 due to returns and rebates exceeding the amount of royalties earned. In the second, third and fourth quarters of 2019, net royalty revenues from sales of PegIntron were $142,000, $2,000 and $22,000, respectively. As such, as asserted by Merck, the Company’s liability to Merck was $324,000 at December 31, 2019, as discussed in Note 4 to the Consolidated Financial Statements.

During the second quarter of 2019, we received a one-time, non-refundable, payment of approximately $66,000 from Novartis Pharma AG in payment of a worldwide, royalty free non-exclusive license to certain Canadian patents.

During the fourth quarter of 2019, we received a license maintenance fee of approximately $27,000 from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Viventia. The fee represents half of the amount paid by Viventia on an annual basis for the continued right to license Viventia.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty and milestone revenues, in the form of periodic dividends to stockholders. In 2019, we distributed to our shareholders cash dividends in the aggregate amount of approximately $8.0 million. (See Note 6 to our Consolidated Financial Statements.)

On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 14 to our Consolidated Financial Statements.)

In 2018, the primary source of our royalty revenues was related to a milestone payment of $7.0 million due from Servier. On January 30, 2019, we entered into a letter agreement with Servier, in connection with the Asset Purchase Agreement, by and between Klee Pharmaceuticals, Inc., Defiante and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, confirmed its obligation to pay us a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, we agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the EMEA under the Asset Purchase Agreement, provided that we are not waiving Servier’s obligation to make any applicable milestone payment to us upon EMEA approval, if any, of SC Oncaspar. Servier was required to make the $7.0 million milestone payment to us within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. We recorded the $7.0 million milestone revenue in 2018 and a current milestone receivable at December 31, 2018. The $7.0 million payment was received in July 2019.

We may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones by third-party licensees. There can be no assurance that we will receive any milestone payments resulting from our agreements with any of our third-party licensees. We will not recognize revenue from any of our third-party licensees until all revenue recognition requirements are met.

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for our right to use the office space at this location, we were required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for two one-year extensions, until February 28, 2019, for a monthly fee of $1,259. In June 2018, we and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. We entered into an office service agreement with Regus for mailbox, plus telephone answering and virtual office services effective September 1, 2018. Under the agreement, in exchange for the services provided by Regus, we were required to pay Regus a monthly fee of $259 until August 31, 2020.

Effective July 1, 2018, we entered into an office rental agreement with Equinox for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for our right to use the office space at this location, we are required to pay Equinox a monthly fee of $729 until June 30, 2020.

Plan of Dissolution

On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution, pursuant to which we would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board had considered, among other factors, our ability to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of our reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, our Board determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board.

From time to time, our Board reviews our status and prospects in deciding on the timing of our dissolution and liquidation pursuant to the Plan of Liquidation and Dissolution. If our Board determines to seek stockholder approval of such plan and such plan is approved by our stockholders and implemented by us, it is expected that our corporate existence will continue for the purpose of winding up our business and affairs for at least three years. We have forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that we would not receive any milestone or royalty payments under the Micromet Marketing Agreement.

Results of Operations (in millions of dollars):

	For the Year Ended December 31,
	2019	2018
Revenues:
Royalties and milestones, net	$0.2	$6.9
Total revenues	0.2	6.9
Operating expenses:
General and administrative	1.2	1.1
Operating (loss) income	(1.0)	5.8
Income tax expense	-	-
Net (loss) income	$(1.0)	$5.8

Overview

The following table summarizes our royalties earned in 2019 and 2018:

Royalties and Milestones Revenues (in millions of dollars):

	For the Year Ended December 31,
		%
	2019	Change	2018
Royalties and milestones revenues	0.2	(96)	7.2
Less: Adjustment by Merck for returns and rebates	-	100	(0.3)
	$0.2	(97)	$6.9

Until 2017, in recent years, our royalty revenues had been derived, primarily, from sales of PegIntron. In 2019 and 2018, we earned total net royalties and milestone revenues of approximately $0.2 million and $6.9 million, respectively. The revenues in 2019 were primarily from royalty revenues from Merck related to sales of PegIntron. The revenues in 2018 resulted from $7.0 million earned pursuant to a milestone reached by Servier. Royalty revenues from sales of PegIntron accounted for approximately 55% and (2)% of our total royalty revenues in 2019 and 2018, respectively. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024.

At December 31, 2018, according to Merck, we had a liability to Merck of approximately $439,000 based, primarily, on Merck’s assertions regarding recoupments related to prior returns and rebates. In the first quarter of 2019, net royalties from PegIntron were negative $51,000 due to returns and rebates exceeding the amount of royalties earned. In the second, third, and fourth quarters of 2019, net royalty revenues from sales of PegIntron were $142,000, $2,000 and $22,000, respectively. As such, as asserted by Merck, the Company’s liability to Merck was $324,000 at December 31, 2019, as discussed in Note 4 to the Consolidated Financial Statements.

Net royalty revenues in 2018 were a negative $82,000 due primarily to Merck’s calculation of returns and rebates exceeding the amount of royalties earned throughout the year. In 2019, net royalty revenues were approximately $114,000. All such royalty revenues for 2019 and 2018 were related to net sales of PegIntron. We believe that we will receive little or no additional royalties from Merck and may incur additional chargebacks from returns and rebates in amounts that, based on current estimates, are not believed to be material. As reported by Merck, in recent years, sales declines were driven by lower volumes in nearly all regions, as the availability of new therapeutic options resulted in continued loss of market share.

Our rights to receive royalties from sales of PegIntron expired in the U.S. in 2016, expired in Europe in 2018 and will expire in Malaysia in 2020, Japan in 2021 and Chile in 2024.

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%
	2019	Change	2018
General and administrative expenses	$1.2	9	$1.1

For the year ended December 31, 2019, general and administrative expenses were $1.2 million, up approximately $100,000 (9%) from $1.1 million in the prior year. The change in 2019 from 2018 was primarily from an increase in accounting, consulting, and contracted services that were substantially attributable to a study of potential revenues from Sesen, as partially offset by a decrease in legal fees and insurance expenses.

 In 2019 and 2018, general and administrative expenses consist primarily of consulting fees for executive services, outside professional services for accounting, audit, tax, legal, financing activities and patent filing fees.

Income Taxes

As a result of royalty and milestone income for the year ended December 31, 2019, we generated approximately $977,000 in taxable loss before utilization of net operating loss carryforwards. We utilized none of our net operating loss carryforwards due to the taxable loss position. Due to the valuation allowance placed on our deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and we recorded no deferred tax expense during the year ended December 31, 2019. We are projecting future tax losses and have recorded a full valuation allowance against our remaining deferred tax assets as of December 31, 2019, as we believe it is more likely than not that these assets will not be realized.

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

Liquidity and Capital Resources

Our current sources of liquidity are (i) our existing cash on hand and (ii) anticipated tax refunds. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and anticipated tax refunds will be sufficient to fund our operations, at least, through February 24, 2021. However, our future royalty revenues are expected to be minimal over the next several years.

Cash provided by operating activities represents net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during 2019 was $6.9 million, as compared to cash used in operating activities of $1.0 million in 2018. The increase was due, primarily, to the collection of the $7.0 million milestone receivable (due from Servier) in July 2019 and collection of refundable tax credits of approximately $1.0 million, and partially offset by net loss of approximately $1.0 million and a decrease in accounts payable of approximately $0.1 million.

Cash used in financing activities was approximately $8.0 million in 2019, attributable entirely to payments of dividends on our common stock in March and October 2019. There was no cash used in or provided by financing activities in 2018.

The net effect of the foregoing was a decrease of cash of approximately $1.1 million, from $6.5 million at December 31, 2018 to $5.4 million at December 31, 2019.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2019, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2019 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Contingent payments due under the asset purchase agreement for the sale of our former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on our part or the other party to complete the earning process.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-17 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2019 our internal control over financial reporting was effective based on those criteria.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ Andrew Rackear	/s/ Richard L. Feinstein
Andrew Rackear	Richard L. Feinstein
Chief Executive Officer and Secretary	Vice President-Finance and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 19, 2020	February 19, 2020

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2020 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2019, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2019 to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2020 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2019, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2019 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2020 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2019, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2019 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2020 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2019, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2019 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2020 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2019, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2019 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)
4.1	Description of Registrant’s Securities	+
10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)
10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)
10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)
10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)
10.11	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(8)
10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)
10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)
10.14	2011 Stock Option and Incentive Plan**	(10)
10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.19	2007 Employee Stock Purchase Plan	(7)
10.20	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)
10.21	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)
10.22	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)

10.23	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)
10.24	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)
10.25	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)
10.26	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.27	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.28	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Microment AG and Enzon Pharmaceuticals, Inc.	(20)
10.29	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(20)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(5)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(6)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(7)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(8)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(9)	Current Report on Form 8-K filed November 12, 2009

(10)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(11)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(12)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(13)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

(14)	Annual Report on Form 10-K for the year ended December 31, 2014 filed March 14, 2014

(15)	Current Report on Form 8-K filed May 1, 2014

(16)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 6, 2015

(17)	Current Report on Form 8-K filed February 9, 2016

(18)	Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed March 21, 2016

(19)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 9, 2016

(20)	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: February 19, 2020	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: February 19, 2020	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	February 19, 2020
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and Chief Financial Officer	February 19, 2020
Richard L. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	February 19, 2020
Jonathan Christodoro

/s/ Odysseas Kostas	Director	February 19, 2020
Odysseas Kostas

/s/ Jennifer McNealey	Director	February 19, 2020
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
February 19, 2020

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS

Current assets:
Cash	$5,446	$6,500
Milestone receivable	-	7,000
Refundable tax credits receivable, current portion	485	970
Other current assets	62	70
Total current assets	5,993	14,540
Refundable tax credits receivable, net of current portion	485	970

Total assets	$6,478	$15,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$324	$439
Accrued expenses and other current liabilities	99	78
Total current liabilities	423	517

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2019 and 2018	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at December 31, 2019 and 2018	442	442
Additional paid-in capital	75,690	83,649
Accumulated deficit	(70,077)	(69,098)
Total stockholders’ equity	6,055	14,993
Total liabilities and stockholders’ equity	$6,478	$15,510

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenues:
Royalties and milestones, net	$207	$6,918
Total revenues	207	6,918

Operating expenses:
General and administrative	1,180	1,063
Total operating expenses	1,180	1,063

Operating (loss) income and (loss) income before income tax expense	(973)	5,855

Income tax expense	6	6

Net (loss) income	$(979)	$5,849

(Loss) earnings per common share
Basic and diluted	$(0.02)	$0.13
Weighted average number of shares
Basic and diluted	44,215	44,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2017	44,215	$442	$83,649	$(74,947)	$9,144
Net income	-	-	-	5,849	5,849
Balance, December 31, 2018	44,215	$442	$83,649	$(69,098)	$14,993
Net loss	-	-	-	(979)	(979)
Common stock dividend	-	-	(7,959)	-	(7,959)
Balance, December 31, 2019	44,215	$442	$75,690	$(70,077)	$6,055

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(979)	$5,849
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in milestone receivable	7,000	(7,000)
Decrease in other current assets	8	24
Decrease in refundable tax credit receivable	970	-
(Decrease) increase in accounts payable	(115)	214
Increase (decrease) in accrued expenses and other current liabilities	21	(65)
Net cash provided by (used in) operating activities	6,905	(978)

Cash flows from financing activities:
Common stock dividends	(7,959)	-
Net cash used in financing activities	(7,959)	-
Net decrease in cash	(1,054)	(978)
Cash at beginning of year	6,500	7,478
Cash at end of year	$5,446	$6,500

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology. In 2019, the primary source of the Company’s revenue was royalties. In 2018, the primary source of the Company’s royalties and milestones revenues was a milestone payment of $7 million due from Servier IP UK Limited (“Servier”). On December 20, 2018, the Company was notified that the U.S. Food and Drug Administration (the “FDA”) approved Servier’s Biologics License Application (“BLA”) for calaspargase pegol – mknl (brand name ASPARLAS™), also known as SC Oncaspar. Pursuant to an agreement originally entered into with Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”) in November 2009, and ultimately assigned to Servier, the Company earned a milestone payment of $7.0 million. Accordingly, the Company recorded revenue and a milestone receivable of $7.0 million at December 31, 2018.

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. At December 31, 2018, according to Merck, the Company had a liability to Merck of approximately $439,000 based, primarily, on Merck’s assertions regarding recoupments related to prior returns and rebates. In the first quarter of 2019, net royalties from PegIntron were negative $51,000 due to returns and rebates exceeding the amount of royalties earned. In the second, third and fourth quarters of 2019, net royalty revenues from sales of PegIntron were $142,000, $2,000 and $22,000, respectively. As such, as asserted by Merck, the Company’s liability to Merck was $324,000 at December 31, 2019, as discussed in Note 4 to the Consolidated Financial Statements. The Company believes that it will receive no more royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty and milestone revenues, in the form of periodic dividends to stockholders. See Note 6.

On February 4, 2016, the Company’s Board of Directors (the “Board”) adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. See Note 14.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 30, 2019, the Company entered into a letter agreement with Servier, a wholly owned indirect subsidiary of Les Laboratoires Servier, in connection with the asset purchase agreement dated as of November 9, 2009 (the “Asset Purchase Agreement”), by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. (“Defiante”) and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, confirmed its obligation to pay the Company a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, the Company agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”) under the Asset Purchase Agreement, provided that the Company did not waive Servier’s obligation to make any applicable milestone payment to the Company upon EMEA approval, if any, of SC Oncaspar. Servier was required to make the $7.0 million milestone payment to the Company within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. The Company recorded that amount as a current receivable at December 31, 2018. The Company received the $7.0 million payment in July 2019.

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

Financial Instruments and Fair Value

The carrying values of cash, milestone receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2019 and 2018 due to their short-term nature. As of December 31, 2019, the Company held no cash equivalents or marketable securities.

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

Contingent payments due under the asset purchase agreement for the sale of the Company’s former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

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

During February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheets. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. During 2018, the FASB also issued ASU No. 2018-01, Land Easement Practical Expedient, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and that were not previously accounted for under Accounting Standards Codification 840; ASU 2018-10, Codification Improvements to Topic 842, Leases, which addresses narrow aspects of the guidance originally issued in ASU No. 2016-02; ASU 2018-11, Targeted Improvements, which provides entities with an additional (and optional) transition method whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses sales and other similar taxes collected from lessees, certain lessor costs, and the recognition of variable payments for contracts with lease and nonlease components. The Company adopted these ASUs effective January 1, 2019. Due to the nature of the Company’s lease obligations (See Note 13), adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)	Accounts Payable and Accrued Expenses

As of December 31, 2017, according to Merck, the Company had a net liability to Merck (net of a 25% royalty interest that the Company had previously sold) aggregating approximately $225,000. This was based on Merck’s assertions regarding the net result of overpayments, rebates and returns related to prior periods sales of PegIntron. Merck expected to recoup such overpayments through reductions of future royalties earned by the Company. In January 2018, Merck paid $88,000 to the Company, which increased the asserted liability to $313,000. During the second quarter of 2018, Enzon earned approximately $60,000 of royalties, which reduced the purported royalty payable to Merck to $253,000. During the third quarter of 2018, Merck notified the Company of an additional recoupment of approximately $280,000, resulting primarily from product rebates and returns. In the fourth quarter of 2018, Enzon earned approximately $94,000 of royalties. Accordingly, as asserted by Merck, the liability to Merck was $439,000 at December 31, 2018.

In the first quarter of 2019, net royalties from PegIntron were negative $51,000 due to returns and rebates exceeding the amount of royalties earned. In the second, third and fourth quarters of 2019, net royalty revenues from sales of PegIntron were $142,000, $2,000 and $22,000, respectively. As such, as asserted by Merck, the Company’s liability to Merck was $324,000 at December 31, 2019. The Company believes that it will receive no more royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

Accrued expenses and other current liabilities consist of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Professional and consulting fees	$81	$78
Other	18	-
	$99	$78

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 100,000 are designated as Series A in connection with the Section 382 Rights Plan discussed below.

Common Stock

As of December 31, 2019, the Company reserved 9,818,392 shares of its common stock for the non-qualified and incentive stock plans.

(6)	Cash Dividend

On January 30, 2019, the Board declared a special cash dividend of $0.06 per share of the Company’s common stock, aggregating approximately $2,653,000, which was paid on March 21, 2019 to stockholders of record as of the close of business on February 21, 2019. On August 22, 2019, the Board declared a special cash dividend of $0.12 per share of the Company’s common stock, aggregating approximately $5,306,000, which was paid on October 15, 2019 to stockholders of record at the close of business on October 1, 2019. See Note 8.

(7)	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in 2019, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per common share. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). During 2019 and 2018, there were no common stock equivalents. Earnings (loss) per common share information is as follows (in thousands, except per share amounts) for the years ended December 31, 2019 and 2018:

	2019	2018
Earnings (Loss) per Common Share – Basic and Diluted
Net (loss) income for year	$(979)	$5,849

Weighted-average number of common shares outstanding	44,215	44,215

Basic and diluted (loss) earnings per share	$(0.02)	$0.13

At December 31, 2019 and 2018, options for 41,787 shares were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)	Stock Options

Through the Compensation Committee of the Board, the Company administers the 2011 Stock Option and Incentive Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2019, the 2011 plan authorized equity-based awards for 5 million common shares of which about 4.6 million shares remain available for grant, however, there will be no further grants made pursuant to those plans.

In connection with the special cash dividends that were paid on March 21, 2019 to stockholders of record as of February 21, 2019 and on October 15, 2019 to stockholders of record as of October 1, 2019 (see Note 6), the Compensation Committee of the Board approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

The following summary of the activity in the Company’s outstanding Stock Option Plans, includes the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan and reflects the equitable adjustments approved by the Board (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)
Outstanding at December 31, 2019 and 2018	42
December 31, 2019		$2.93	$1.23	$-
December 31, 2018		$3.11	$2.23	$-

Vested at December 31, 2019 and 2018	42
December 31, 2019		$2.93	$1.23	$-
December 31, 2018		$3.11	$2.23	$-

Exercisable at December 31, 2019 and 2018	42
December 31, 2019		$2.93	$1.23	$-
December 31, 2018		$3.11	$2.23	$-

As of December 31, 2019, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

No options were granted during the years ended December 31, 2019 and 2018.

In the years ended December 31, 2019 and 2018, the Company recorded no stock-based compensation related to stock options. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options in either of the years ended December 31, 2019 and 2018.

(9)	Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

The 2011 Stock Option and Incentive Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. However, there will be no further grants made pursuant to those plans and, as of December 31, 2019, there were no nonvested shares outstanding.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	Income Taxes

The components of the income tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$-	$-
State and foreign	6	6
Total current	6	6
Deferred:
Federal and state	-	-

Income tax provision	$6	$6

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for years ended December 31, 2019 and 2018 to income before taxes (in thousands):

	Year Ended December 31,
	2019	2018
Income tax provision at federal statutory rate	$(204)	$1,229
Add (deduct) effect of:
State income taxes, net of federal tax	(65)	505
Expiration of federal research and development credits	416	356
Expiration of capital loss carryforwards	-	248
Change in valuation allowance	(141)	(2,332)

Income tax provision	$6	$6

No federal income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets and related changes in valuation allowance.

As of December 31, 2019 and 2018, the cumulative tax effects of temporary differences that give rise to the deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforward	$23,030	$22,755
Research and development credits carryforward	15,835	16,252
Total gross deferred tax assets	38,865	39,007
Less valuation allowance	(38,865)	(39,007)
Net deferred tax assets	$-	$-

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2018, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of their deferred tax assets. Accordingly, it recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2018. In 2019, the Company generated $979 thousand in taxable loss before utilization of net operating loss carryforwards. The Company utilized none of the net operating loss carryforwards due to the taxable loss position. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense at December 31, 2019. The Company is projecting future tax losses and has recorded a full valuation allowance against the remaining deferred tax assets as of December 31, 2019, as the Company believes it is more likely than not that these assets will not be realized.

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $101.6 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state net operating loss carryforwards of approximately $23.9 million that expire in the years 2031 through 2039. Under the Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

The Company had federal and state capital loss carryforwards of approximately $1.2 million that expired in 2018. The Company also had federal research and development (“R&D”) credit carryforwards of approximately $0.4 million that expired in 2019. The Company has remaining R&D credit carryforwards of approximately $15.8 million that expire in the years 2020 through 2029. These deferred tax assets had been subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

Principal Executive Offices and Office Service Agreements

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company entered into an office service agreement with Regus for use of office space at this location effective March 1, 2016. In June 2018, the Company and Regus agreed to end the lease on August 31, 2018, and replace it with an updated office service agreement. The Company entered into an office service agreement with Regus for mailbox plus, telephone answering, and virtual office services effective September 1, 2018. Under the agreement, in exchange for the services provided by Regus, the Company was required to pay Regus an initial service retainer of $259 and thereafter pay Regus a monthly fee of $259 until August 31, 2020.

Effective July 1, 2018, the Company entered into an office rental agreement with Equinox for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for the Company’s right to use the office space at this location, the Company is required to pay Equinox a monthly fee of $729 until June 30, 2020.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)	Other Corporate Events

On February 4, 2016, the Board adopted the Plan of Liquidation and Dissolution, pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, the Board had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. After further consideration, the Board determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Board.

From time to time, the Board reviews the Company’s status and prospects in deciding on the timing of dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution. If the Board determines to seek stockholder approval of such plan and such plan is approved by the Company’s stockholders and implemented by the Company, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs for at least three years. The Company has forecasted minimal or no royalty or milestone revenues for the foreseeable future. In light of the uncertainty as to whether any of the milestones under the Micromet Marketing Agreement would be achieved, this forecast assumes that the Company would not receive any milestone or royalty payments under the Micromet Marketing Agreement.