Form 10-K/A
period 2019-12-31
ENZON PHARMACEUTICALS, INC.
filed 2020-04-24
CIK 727510

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2020 (the “Original 2019 Form 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Except for Part III of the Original 2019 Form 10-K, no other information included in the Original 2019 Form 10-K has been amended by this Form 10-K/A. This Form 10-K/A also includes the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Form 10-K/A. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

This Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2019 Form 10-K or, except with respect to the beneficial ownership information provided in Part III under the heading “Security Ownership of Certain Beneficial Owners and Management,” reflect events that occurred after the date of the Original 2019 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2019 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2019 Form 10-K.

Unless the context requires otherwise, references in this Form 10-K/A to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Set forth below is certain biographical information regarding our current directors.

Jonathan Christodoro (age 44) – Mr. Christodoro has been a director of our Company since October 2013 and the Chairman of our Board of Directors since November 2013. Mr. Christodoro is a Partner at Patriot Management LP, an investment management firm. Mr. Christodoro served as a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, from July 2012 to February 2017. Mr. Christodoro was responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. Prior to joining Icahn Capital, Mr. Christodoro served in various investment and research roles at P2 Capital Partners, LLC, Prentice Capital Management, LP and S.A.C. Capital Advisors, LP. Mr. Christodoro began his career as an investment banking analyst at Morgan Stanley, where he focused on merger and acquisition transactions across a variety of industries. Mr. Christodoro has been a director of: PayPal Holdings, Inc., a technology platform company that enables digital and mobile payments worldwide, since July 2015; Herbalife Nutrition Ltd., a developer and seller of nutrition solutions since March 2013; Lyft, Inc., a mobile ride-sharing application from May 2015 to March 2019; Xerox Corporation, a provider of document management solutions, from June 2016 to December 2017 and since May 2019; Cheniere Energy, Inc., a developer of natural gas liquification and export facilities and related pipelines, from August 2015 until August 2017; Hologic, Inc., a supplier of diagnostic, medical imaging and surgical products, from December 2013 to March 2016; eBay Inc., a global commerce and payments company, from March 2015 to July 2015; Talisman Energy, Inc., an independent oil and gas exploration and production company, from December 2013 to May 2015; American Railcar Industries, Inc., a railcar manufacturing company, from June 2015 to February 2017; and Sandridge Energy, an oil and gas exploration and natural gas exploration company, since June 2019. American Railcar Industries, Inc. is indirectly controlled by Carl C. Icahn. Mr. Icahn has or previously had non-controlling interests in each of Xerox, Cheniere, PayPal, eBay, Lyft, Hologic, Talisman, Enzon and Herbalife through the ownership of securities. Mr. Christodoro received an M.B.A. from the University of Pennsylvania’s Wharton School of Business with Distinction, majoring in Finance and Entrepreneurial Management. Mr. Christodoro received a B.S. in Applied Economics and Management Magna Cum Laude with Honors Distinction in Research from Cornell University. Mr. Christodoro also served in the United States Marine Corps. Mr. Christodoro’s qualifications to serve as a director of our Company include his service on boards of other public companies, as well as his extensive investment, research and investment banking experience in a variety of industries.

Odysseas Kostas, M.D. (age 45) – Dr. Kostas has been a director of our Company since September 2013. Dr. Kostas is a Partner and Senior Managing Director at Sarissa Capital Management LP. Sarissa Capital focuses on improving the strategies of companies to enhance shareholder value. Prior to joining Sarissa Capital, Dr. Kostas served as a Director at Evercore ISI (formerly ISI), covering the biotechnology and pharmaceutical industries. Previously, Dr. Kostas practiced internal medicine as part of the Yale New Haven Health System and was engaged as a consultant to various biotechnology companies. Dr. Kostas has been a director of Armata Pharmaceuticals, a clinical-stage biotechnology company, since February 2018 and a director of Innoviva, Inc., a biopharmaceutical company, since December 2017. Dr. Kostas has a B.S. from Massachusetts Institute of Technology (MIT) and an M.D. from University of Texas Southwestern Medical School. Dr. Kostas’ qualifications to serve as a director of our Company include his service on the board of another public company, as well as his extensive experience in the biotechnology and pharmaceutical industries.

Jennifer McNealey (age 46) – Ms. McNealey has been a director of our Company since September 2013. Since December 2016, Ms. McNealey has been Vice President, Investor Relations and Strategy of Calithera Biosciences, Inc. From February 2015 to December 2016, Ms. McNealey was Senior Director Investor Relations and served as a member of the management team at Calithera Biosciences, Inc. Prior to joining Calithera Biosciences, Inc., Ms. McNealey served as an advisor to biotechnology companies. In 2005, Ms. McNealey founded Laurient LLC, a research company focused on the biotechnology and pharmaceutical industries, where she worked until 2012. Prior to founding Laurient LLC, Ms. McNealey served as a portfolio manager and biotechnology analyst at various firms, including Paramount Capital, Franklin Templeton, Amerindo Investment Advisors and Morgan Stanley Dean Witter Advisors. Ms. McNealey has a B.A. and an M.H.A. from Cornell University. Ms. McNealey’s qualifications to serve as a director of our Company include her service as a member of the management team of another public company, as well as her extensive experience in the biotechnology and pharmaceutical industries.

EXECUTIVE OFFICERS

Set forth below is certain biographical information regarding our current executive officers.

Andrew Rackear (age 66) – Mr. Rackear has served as our Chief Executive Officer and Secretary since March 2016. Prior to that, since November 2013, Mr. Rackear provided consulting services to the Company. Mr. Rackear previously served as the Company’s Vice President and General Counsel from April 2010 to November 2013. Prior to that, Mr. Rackear served as Senior Vice President and General Counsel for NPS Pharmaceuticals, and Vice President and General Counsel for Chugai Pharma USA and Amersham Biosciences Corp, where he also served as President of North American Operations. Prior to that, Mr. Rackear engaged in litigation and commercial law practice at Marks & Murase and served as Associate General Counsel at Sharp Electronics Corp. Mr. Rackear holds a J.D. from New York University School of Law.

Mr. Rackear currently serves as our Chief Executive Officer and Secretary on a consulting basis at a rate of $325 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of a separation agreement, as amended.

Richard L. Feinstein (age 76) – Mr. Feinstein has served as our Vice President-Finance and Chief Financial Officer since March 2016. Prior to that, Mr. Feinstein served as our Vice President - Finance and Principal Financial Officer since December 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From 2015 to 2019, he provided financial consulting services to General Cannabis Corp, a public company. During July 2016, he provided consulting services to Hamaspik, Inc. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps; a board member and chair of the audit committee of EDGAR Online, Inc., a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

Mr. Feinstein currently serves as our Vice President-Finance and Chief Financial Officer on a consulting basis at a rate of $325 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of an independent contractor agreement, as amended.

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

Meetings and Attendance

Our Board held six meetings during fiscal year 2019. Each director attended at least 75% of the total number of meetings held during fiscal year 2019 by our Board and committees of our Board of which such director was a member.

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

Standing Committees of our Board

Finance and Audit Committee

All three current members of our Board currently constitute the Finance and Audit Committee. Accordingly, our entire Board currently acts as the Finance and Audit Committee. When our Board acts as the Finance and Audit Committee, Mr. Christodoro acts as the Chairman of the Finance and Audit Committee. Our Board acting as the Finance and Audit Committee held four meetings during fiscal year 2019.

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

Compensation Committee

All three current members of our Board currently constitute the Compensation Committee. Accordingly, our entire Board currently acts as the Compensation Committee. When our Board acts as the Compensation Committee, Ms. McNealey acts as the Chairwoman of the Compensation Committee. Our Board acting as the Compensation Committee held three meetings during fiscal year 2019.

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

Governance and Nominating Committee

All three current members of our Board currently constitute the Governance and Nominating Committee. Accordingly, our entire Board currently acts as the Governance and Nominating Committee. When our Board acts as the Governance and Nominating Committee, Dr. Kostas acts as the Chairman of the Governance and Nominating Committee. Our Board acting as the Governance and Nominating Committee held four meetings during fiscal year 2019.

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

Code of Conduct

Our Board has adopted a Code of Conduct that is applicable to all of our directors and executive officers. Any material changes made to the Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed on our website at www.enzon.com within four business days of such material change or waiver. A copy of our Code of Conduct is available on the Corporate Governance page of our website at www.enzon.com.

Item 11. Executive Compensation.

Named Executive Officers

The following individuals were our named executive officers for fiscal year 2019, whom we refer to in this Form 10-K/A as our named executive officers:

Andrew Rackear – Mr. Rackear currently serves as our Chief Executive Officer and Secretary. During fiscal year 2019, Mr. Rackear served as our Chief Executive Officer and Secretary on a consulting basis at a rate of $300 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of a separation agreement, as amended.

Richard L. Feinstein – Mr. Feinstein currently serves as our Vice President - Finance and Chief Financial Officer. During fiscal year 2019, Mr. Feinstein served as our Vice President-Finance and Chief Financial Officer on a consulting basis at a rate of $300 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of an independent contractor agreement, as amended.

Historical Compensation of our Named Executive Officers

The following table sets forth information concerning compensation earned for services rendered to us by our named executive officers for fiscal year 2019 and fiscal year 2018.

Summary Compensation Table

Name and Principal Position	Year	Bonus ($)	All Other Compensation ($)(1)	Total ($)
Andrew Rackear	2019	0	173,513	173,513
Chief Executive Officer and Secretary	2018	0	161,796	161,796

Richard L. Feinstein	2019	0	160,875	160,875
Vice President - Finance and Chief Financial Officer	2018	0	151,116	151,116

(1)	The amounts in this column for Mr. Rackear reflect fees and expenses related to his services rendered as our Chief Executive Officer and Secretary on a consulting basis. The amounts in this column for Mr. Feinstein reflect fees and expenses related to his services rendered as our Vice President - Finance and Chief Financial Officer on a consulting basis. Neither Mr. Rackear nor Mr. Feinstein received a base salary for fiscal year 2019 or 2018.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information with respect to outstanding equity awards held by each of our named executive officers as of December 31, 2019.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(1) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Rackear	25,000	—	—	2.93	1/17/2022	—	—	—	—
Richard L. Feinstein	—	—	—	—	—	—	—	—	—

(1)	The amounts in this column reflect equitable adjustments that were approved by the Compensation Committee and made to the stock options in connection with the special cash dividend of $1.60 per share of common stock that we paid on June 4, 2013, the special cash dividend of $0.45 per share of common stock that we paid on December 23, 2013, the special cash dividend of $0.10 per share of common stock that we paid on January 28, 2015, the special cash dividend of $0.50 per share of common stock that we paid on August 12, 2015, the special cash dividend of $0.25 per share of common stock that we paid on December 29, 2015, the special cash dividend of $0.15 per share of common stock that we paid on December 12, 2016, the special cash dividend of $0.15 per share of common stock that we paid on September 28, 2017, the special cash dividend of $0.06 per share of common stock that we paid on March 21, 2019 and the special cash dividend of $0.12 per share of common stock that we paid on October 15, 2019.

Potential Payments Upon Termination or Change in Control

None of our named executive officers is covered by a severance or change in control agreement and, accordingly, none of our named executive officers would have been entitled to receive any termination or change in control-related payments as of December 31, 2019.

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

Total Director Compensation

A summary of compensation paid to each of our directors during fiscal year 2019 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Jonathan Christodoro	40,000	—	—	40,000
Odysseas Kostas, M.D.	35,000	—	—	35,000
Jennifer McNealey	35,000	—	—	35,000

___________________

(1)	As of December 31, 2019, none of our directors held any outstanding restricted stock units.
(2)	As of December 31, 2019, none of our directors held any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2019 regarding shares of our common stock that may be issued under our equity compensation plans which consists of the 2011 Stock Option:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	41,787	$2.93	4,632,784
Equity compensation plans not approved by security holders:	—	—	—
Total	41,787	$2.93	4,632,784

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the close of business on April 16, 2020 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each current director, (iii) each of our named executive officers and (iv) all of our current directors and current executive officers as a group. In the tables below, percentage of voting stock outstanding is based on 44,214,603 shares of Common Stock issued and outstanding as of February 7, 2020. Information set forth in this table as to our directors, named executive officers and all directors and executive officers as a group is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Name and Address of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Voting Stock Outstanding(3)
Jonathan Christodoro	—		—
Odysseas Kostas, M.D.	—		—
Jennifer McNealey	—		—
Andrew Rackear	25,000	(4)	*
Richard L. Feinstein	—		—
Jonathan Couchman and affiliated entities(5)	7,345,162		16.61%
Carl C. Icahn and affiliated entities(6)	6,598,886		14.92%
Poplar Point Capital Management LLC and affiliated entities(7)	2,906,966		6.6%
All Current Directors and Current Executive Officers as a group (5 persons)	25,000	(4)	*

*       Less than one percent

(1)	The address for each of the executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. With respect to each person set forth in the table, shares subject to stock options, if any, held by such person that were exercisable as of February 7, 2020 or will become exercisable within 60 days after April 16, 2020 are deemed to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

(3)	Each share of common stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of common stock deemed to be beneficially held by such person as of April 16, 2020 by (ii) the sum of (A) the number of shares of common stock outstanding as of April 16, 2020, plus (B) the number of shares of common stock subject to stock options, if any, held by such person that were exercisable as of April 16, 2020 or will become exercisable within 60 days after April 16, 2020.

(4)	This number includes 25,000 shares subject to options, which were exercisable as of April 16, 2020.

(5)

Information concerning stock ownership was obtained from the Schedule 13D jointly filed with the SEC on April 16, 2020 by Jonathan Couchman (“Mr. Couchman”), Couchman Family Fund (the “Foundation”), Xstelos Corp. (“Xstelos”) and Myrexis, Inc. (“Myrexis,” together with Mr. Couchman, the Foundation and Xstelos, the “Reporting Persons”). The Reporting Persons reported that: (i) Mr. Couchman has (a) the sole power to vote or to direct the vote of and the sole power to dispose or to direct the disposition of 4,717,666 shares, and (b) the shared power to vote or to direct the vote of and the shared power to dispose or to direct the disposition of 2,627,496 shares, which includes 400,000 shares owned directly by the Foundation, for which Mr. Couchman acts as sole trustee, 1,594,232 shares owned directly by Xstelos, for which Mr. Couchman serves as President and Chief Executive Officer, and 633,264 shares owned directly by Myrexis, for which Mr. Couchman serves as President and Chief Executive Officer, (ii) the Foundation has the shared power to vote or to direct the vote of and the shared power to dispose or to direct the disposition of 400,000 shares, (iii) Xstelos has the shared power to vote or to direct the vote of and the shared power to dispose or to direct the disposition of 1,594,232 shares, and (iv) Xstelos has the shared power to vote or to direct the vote of and the shared power to dispose or to direct the disposition of 633,264 shares. The principal business address for Mr. Couchman, the Foundation and Myrexis is Couchman Management LLC, 600 Fifth Avenue, 2nd Floor, New York, NY 10020. The principal business address for Xstelos is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.

(6)	Information concerning stock ownership was obtained from Amendment No. 9 to the Schedule 13D filed with the SEC on November 29, 2016 by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 767 Fifth Avenue, 47th Floor, New York, New York 10153. Mr. Icahn was reported to share voting and dispositive power over all 6,598,886 shares with entities affiliated with him.

(7)	Information concerning stock ownership was obtained from Amendment No. 2 to the Schedule 13G jointly filed with the SEC on January 22, 2020 by Poplar Point Capital Management LLC (“PPCM”), Poplar Point Capital Partners LP (“PPCP”), Poplar Point Capital GP LLC (“PPCGP”) and Jad Fakhry. PPCM is the investment manager for PPCP. PPCGP is the general partner of PPCP. Mr. Fakhry is the manager of, and owns a controlling interest in, PPCM and PPCGP. The address for PPCM, PPCP, PPCGP and Mr. Fakhry is c/o Poplar Point Capital Management LLC, 840 Hinckley Road, Suite 250, Burlingame, CA 94010. PPCM, PPCP, PPCGP and Mr. Fakhry reported that they have shared voting and dispositive power over all 2,906,966 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Our Board has adopted a formal written policy that we will not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to our Company. Since January 1, 2019, there have been no such related party transactions.

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

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2019 and 2018. Our Board, acting as the Finance and Audit Committee, considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining each firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees(1)	$93,600	$93,600
Audit-Related Fees	—	—
Tax Fees(2)	7,800	13,300
All Other Fees	—	—
Total Fees	$101,400	$106,900

___________________

(1)	For fiscal years 2019 and 2018, “Audit Fees” paid or payable to EisnerAmper LLP related to services in connection with the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.

(2)	For fiscal years 2019 and 2018, “Tax Fees” paid or payable to EisnerAmper LLP related to tax preparation services and tax consulting services.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of the Original 2019 Form 10-K filed with the Securities and Exchange Commission on February 19, 2020.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Reference No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)
4.1	Description of Registrant’s Securities	+
10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)
10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)
10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)
10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)
10.11	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(8)
10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)
10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)
10.14	2011 Stock Option and Incentive Plan**	(10)
10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.19	2007 Employee Stock Purchase Plan	(7)
10.20	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)

Exhibit Number	Description	Reference No.
10.21	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)
10.22	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)
10.23	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)
10.24	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)
10.25	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)
10.26	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.27	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.28	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Microment AG and Enzon Pharmaceuticals, Inc.	(20)
10.29	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(20)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++

101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements. +

+	Previously filed as an exhibit to the Original 2019 Form 10-K filed with the Securities and Exchange Commission on February 19, 2020.

++	Filed herewith.

+++	Previously furnished as an exhibit to the Original 2019 Form 10-K filed with the Securities and Exchange Commission on February 19, 2020.

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 24, 2020	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: April 24, 2020	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	April 24, 2020
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and Chief Financial Officer	April 24, 2020
Richard L. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	April 24, 2020
Jonathan Christodoro

/s/ Odysseas Kostas, M.D.	Director	April 24, 2020
Odysseas Kostas, M.D.

/s/ Jennifer McNealey	Director	April 24, 2020
Jennifer McNealey