Form 10-Q
period 2020-06-30
ENZON PHARMACEUTICALS, INC.
filed 2020-07-29
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Shares of Common Stock outstanding as of July 17, 2020: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$5,909	$5,446
Refundable tax credits receivable, current portion	-	485
Other current assets	95	62
Total current assets	6,004	5,993
Refundable tax credits receivable, net of current portion	-	485

Total assets	$6,004	$6,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$314	$324
Accrued expenses and other current liabilities	113	99
Total current liabilities	427	423

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at June 30, 2020 and December 31, 2019	442	442
Additional paid-in capital	75,690	75,690
Accumulated deficit	(70,555)	(70,077)
Total stockholders’ equity	5,577	6,055
Total liabilities and stockholders’ equity	$6,004	$6,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Royalties, net	$8	$207	$10	$156
Total revenues	8	207	10	156

Operating expenses:
General and administrative	244	228	486	546
Total operating expenses	244	228	486	546

Operating loss and loss before income tax expense	(236)	(21)	(476)	(390)
Income tax expense	-	-	2	2
Net loss	$(236)	$(21)	$(478)	$(392)

Loss per common share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted-average number of shares – basic	44,215	44,215	44,215	44,215
Weighted-average number of shares – diluted	44,215	44,215	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2018	44,215	$442	$83,649	$(69,098)	$14,993
Net loss	-	-	-	(371)	(371)
Common stock dividend	-	-	(2,653)	-	(2,653)
Balance, March 31, 2019	44,215	442	80,996	(69,469)	11,969
Net loss	-	-	-	(21)	(21)
Balance, June 30, 2019	44,215	$442	$80,996	$(69,490)	$11,948

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2019	44,215	$442	$75,690	$(70,077)	$6,055
Net loss	-	-	-	(242)	(242)
Balance, March 31, 2020	44,215	442	75,690	(70,319)	5,813
Net loss	-	-	-	(236)	(236)
Balance, June 30, 2020	44,215	$442	$75,690	$(70,555)	$5,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(478)	$(392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	941	(88)
Net cash provided by (used in) operating activities	463	(480)

Cash flows from financing activities:
Common stock dividend	-	(2,653)
Net cash used in financing activities	-	(2,653)

Net increase (decrease) in cash	463	(3,133)

Cash beginning of period	5,446	6,500

Cash end of period	$5,909	$3,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize Enzon’s proprietary technology.

Prior to 2017, the primary source of the Company’s royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. In the first and second quarters of 2020, net royalties from PegIntron were $1,752 and $7,928, respectively. In the first quarter of 2019, net royalties from PegIntron were approximately negative $51,000, due to returns and rebates exceeding the amount of royalties earned and in the second quarter of 2019, the Company earned approximately $142,000 in net royalties from Merck.

At December 31, 2019, as asserted by Merck, the Company had a liability to Merck of approximately $324,000, due primarily to product returns and rebates. With the net royalties earned in the first half of 2020, this amount decreased to approximately $314,000 at June 30, 2020. See Note 12 to the Condensed Consolidated Financial Statements.

In April 2013, the Company announced that it intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders. (See Note 7 to the Condensed Consolidated Financial Statements) On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 11 to the Condensed Consolidated Financial Statements)

On January 30, 2019, the Company entered into a letter agreement with Servier, a wholly owned indirect subsidiary of Les Laboratoires Servier, in connection with the asset purchase agreement dated as of November 9, 2009 (the “Asset Purchase Agreement”), by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. (“Defiante”) and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, confirmed its obligation to pay the Company a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age 1 month to 21 years. In addition, under the letter agreement, the Company agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”) under the Asset Purchase Agreement, provided that the Company did not waive Servier’s obligation to make any applicable milestone payment to the Company upon EMEA approval, if any, of SC Oncaspar. Servier was required to make the $7.0 million milestone payment to the Company within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. That amount was recorded by the Company as a current receivable at June 30, 2019. The Company received the $7.0 million payment in July 2019.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004 under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalty revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To the Company’s knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”), that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicineum, one of Sesen’s drug candidates. To the Company’s knowledge, under the terms of this license agreement between Micromet and Viventia, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application for Vicineum with the FDA or the filing of a marketing approval application for Vicineum with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicineum in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicineum on a country by country basis. Pursuant to the Micromet Marketing Agreement, the Company would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. The Company also has no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that the Company will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. The Company will not recognize revenue until all revenue recognition requirements are met.

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a lease agreement for space and services with Regus Management Group, LLC (“Regus”) and also had an office facility at 3556 Main Street, Manchester, VT, 05225 pursuant to an office rental agreement with Equinox Junior, LLC (“Equinox”). The Company did not renew the office rental agreement with Equinox, which expired at June 30, 2020. See Note 10.

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

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2020 and December 31, 2019 due to their short-term nature.

(5)	Supplemental Cash Flow Information

The Company made income tax payments of $0 and $2,000 during the six months ended June 30, 2020 and 2019, respectively. There were no interest payments made during the six months ended June 30, 2020 or 2019.

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the three and six-month periods ended June 30, 2020 and 2019, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). During each of the six-month periods ended June 30, 2020 and 2019, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Loss Per Common Share – Basic and Diluted:
Net loss	$(236)	$(21)	$(478)	$(392)

Weighted-average number of common shares outstanding	44,215	44,215	44,215	44,215

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

For the six-month periods ended June 30, 2020 and 2019 and the three-month periods ended June 30, 2020 and 2019, there were 41,787 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive.

(7)	Cash Dividend

On January 30, 2019, the Board of Directors of the Company declared a special cash dividend of $0.06 per share of the Company’s common stock, aggregating approximately $2,653,000, which was paid on March 21, 2019 to stockholders of record as of the close of business on February 21, 2019. There were no dividends declared or paid in the three or six months ended June 30, 2020.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the six months ended June 30, 2020, no options were granted, and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of June 30, 2020.

There were no options granted during the six months ended June 30, 2019 and no nonvested shares granted or outstanding during the six months ended June 30, 2019. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the six months ended June 30, 2020 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2020	41,787
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at June 30, 2020	41,787

Options vested at June 30, 2020	41,787

Options exercisable at June 30, 2020	41,787

(9)	Income Taxes

During the six-month and three-month periods ended June 30, 2020, the Company recorded approximately $2,000 and $0, respectively, of income tax expense for New Jersey state income tax.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act allowed companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability. As a result of the Act’s provision allowing for the refund of MTC, the Company had recorded $485,000 as a long-term receivable and $485,000 as a current receivable as of December 31, 2019. As a result of provision in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020, the Company was able to reclassify the remaining long-term receivable of $485,000 as a current receivable as of March 31, 2020. This amount was received in June 2020.

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. On March 11, 2020, the World Health Organization characterized the global spread of COVID-19 as a pandemic. In an effort to slow the spread of the virus, the United States and many other countries around the world imposed restrictions on non-essential work activities, travel and mass gatherings. Although these restrictions have been eased in some areas, it is not known whether these lockdowns and other restrictions will be reintroduced, when they will end or the ultimate impact these unprecedented actions will have on the Company’s financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which we share the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending FDA approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19.

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

Effective July 1, 2018, the Company entered into an office rental agreement with Equinox Junior LLC (“Equinox”) for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for the Company’s right to use the office space at this location, the Company was required to pay Equinox a monthly fee of $708 until June 30, 2019. The term of this agreement was extended until June 30, 2020 at a monthly fee of $729. The Company did not renew the office rental agreement.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity. Under the Micromet Marketing Agreement, the parties may pursue infringement actions against third parties if they become aware of any unauthorized use of the intellectual property portfolio covered by the agreement. In order for the Company to share in any amounts recovered in such an action, it would be required to contribute to the cost of the related litigation. At the present time, the Company is unaware of any infringement action that is pending or threatened and cannot reasonably determine its share of the cost of any such action if and when commenced.

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

As of December 31, 2019, according to Merck, the Company had a net liability to Merck (net of a 25% royalty interest that the Company had previously sold) aggregating approximately $324,000. This was based on Merck’s assertions regarding the net result of overpayments, rebates and returns related to prior period sales of PegIntron. Merck expected to recoup such overpayments through reductions of future royalties earned by the Company.

In the first and second quarters of 2020, as reported by Merck, net royalties from PegIntron were approximately $2,000 and $8,000, respectively. As such, as asserted by Merck, the Company’s liability to Merck was approximately $314,000 at June 30, 2020. The Company believes that it will receive no more royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

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

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. In the six and three month periods ended June 30, 2020, we earned approximately $10,000 and $8,000, respectively, in net royalties from sales of PegIntron.

At December 31, 2019, according to Merck, we had a liability to Merck of approximately $324,000, due primarily to product returns and rebates. In the six months ended June 30, 2020, we earned approximately $10,000 in net PegIntron royalties. Accordingly, at June 30, 2020, we recorded a liability to Merck of approximately $314,000, as discussed in Note 12 to the Condensed Consolidated Financial Statements.

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

We have a marketing agreement with Micromet AG (“Micromet”), now part of Amgen, Inc. (the “Micromet Marketing Agreement”), that was entered into in 2004 under which Micromet is the exclusive marketer of the parties’ combined intellectual property portfolio in the field of single-chain antibody technology.  Under the Micromet Marketing Agreement, the parties agreed to share, on an equal basis, in any licensing fees, milestone payments and royalty revenue received by Micromet in connection with any licenses of the patents within the portfolio by Micromet to any third party during the term of the collaboration. To our knowledge, Micromet has a license agreement with Viventia Biotech (Barbados) Inc. (“Viventia”), now part of Sesen Bio, Inc. (“Sesen”), that was entered into in 2005, under which Micromet granted Viventia nonexclusive rights, with certain sublicense rights, for know-how and patents allowing exploitation of certain single chain antibody products, which patents cover some key aspects of Vicineum, one of Sesen’s drug candidates that is in Phase 3 clinical trials being evaluated for the treatment of patients with non-muscle invasive bladder cancer. To our knowledge, under the terms of this license agreement between Micromet and Viventia, Micromet is entitled to receive (i) certain milestone payments with respect to the filing of a new drug application for Vicineum with the FDA or the filing of a marketing approval application for Vicineum with the EMEA; (ii) certain milestone payments with respect to the first commercial sale of Vicineum in the U.S. or Europe and (iii) certain royalties on net sales for ten years from the first commercial sale of Vicineum. Pursuant to the Micromet Marketing Agreement, we would be entitled to a 50% share of these milestone payments and royalties received by Micromet. Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved. We also have no control over the time, resources and effort that Sesen may devote to its programs and limited access to information regarding or resulting from such programs. Accordingly, there can be no assurance that we will receive any of the milestone or royalty payments under the Micromet Marketing Agreement. We will not recognize revenue until all revenue recognition requirements are met.

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

Effective July 1, 2018, we entered into an office rental agreement with Equinox for use of office space at 3556 Main Street, Manchester, VT, 05225. Under this agreement, in exchange for our right to use the office space at this location, we were required to pay Equinox a monthly fee of $708 until June 30, 2019. The term of this agreement was extended until June 30, 2020 at a monthly fee of $729. The Company did not renew the office rental agreement with Equinox.

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

Results of Operations

Revenues:

Royalties (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Royalty revenues	$8	(96)%	$207	$10	(95)%	$207
Less: adjustments by Merck for returns and rebates	-	N/A	-	-	(100)%	(51)
	$8	(96)%	$207	$10	(94)%	$156

Royalty revenues from sales of PegIntron by Merck amounted to approximately $8,000 for the three months ended June 30, 2020, as compared to $142,000 during the corresponding period in the prior year. These PegIntron royalties accounted for 100% and 69% of the Company’s total royalty revenues for the three months ended June 30, 2020 and 2019, respectively, and approximately 100% and 58% (approximately $91,000, inclusive of downward revenue adjustment of approximately $51,000, related to the amounts of returns and rebates exceeding the amounts of royalties earned in the first quarter of 2019) of the Company’s total royalty revenues for the six-month periods ended June 30, 2020 and 2019, respectively. The effects of such downward revenue adjustments were recorded as decreases of royalty revenues as discussed in Note 1 to the Condensed Consolidated Financial Statements. Royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend and we expect to receive little or no future royalties from Merck.  Our right to receive royalties from sales of PegIntron expired in the U.S. in 2016, expired in Europe in 2018 and expired in Malaysia on June 30, 2020, and are expiring in Japan in 2021 and Chile in 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended June 30, 2020.

Royalty revenues for the six months ended June 30, 2019, include a one-time, non-refundable, payment of approximately $65,000 from Novartis Pharma AG in payment of a worldwide, royalty free non-exclusive license to certain Canadian patents. There was no such payment during the current year’s comparable period.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
General and administrative	$236	4%	$228	$486	(11)%	$546

General and administrative expenses decreased by approximately $60,000, or 11%, to $486,000 for the six months ended June 30, 2020 from $546,000 for the first six months of 2019. The decrease in expense is substantially attributable to the decrease in accounting, and consulting fees.

General and administrative expenses increased by approximately $8,000, or 4%, to $236,000 for the three months ended June 30, 2020 from $228,000 for the second quarter of 2019. The increase in expense is substantially attributable to the increase in accounting and legal fees.

Tax Expense:

We incurred a tax expense of approximately $2,000 in the first six months of 2020 and $2,000 during the prior comparable period to reflect state minimum taxes.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through August 2021. Our future royalty revenues are expected to be de minimis over the next several years and there can be no assurance that we will receive any royalty or other revenues.

Cash was $5.9 million as of June 30, 2020, as compared to $5.4 million as of December 31, 2019. The increase of approximately $0.5 million was primarily attributable to $0.5 million net effect of cash provided by operating activities resulting from the collection of a $970,000 refundable tax credits receivable.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2020, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2020 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2020, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be minimal.

•	Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.

•	We expect to incur losses for the foreseeable future.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired in various jurisdictions and will, by 2024, expire world-wide. We currently do not anticipate any significant royalties from other sources and we do not intend to acquire new sources of royalty revenues.

•	We expect that we will not realize our deferred income tax assets.

•	The unprecedented actions taken globally to control the spread of COVID-19, as well as the uncertain timing for an effective treatment or vaccine for the virus, may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.

•	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.

•	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future revenues, which are expected to be minimal, if any, over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. On March 11, 2020, the World Health Organization characterized the global spread of COVID-19 as a pandemic. In an effort to slow the spread of the virus, the United States and many other countries around the world imposed restrictions on non-essential work activities, travel and mass gatherings. Although these restrictions have been eased in some areas, it is not known whether these lockdowns and other restrictions will be reintroduced, when they will end or the ultimate impact these unprecedented actions will have on our financial condition and prospects. At the present time, our own business activities have been largely unaffected by COVID-19 restrictions as our workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which we share the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, our right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates that are pending FDA approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: July 29, 2020	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: July 29, 2020	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.