Form 10-Q
period 2020-09-30
ENZON PHARMACEUTICALS, INC.
filed 2020-11-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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

Shares of Common Stock outstanding as of October 30, 2020: 74,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$5,311	$5,446
Deferred stock offering expenses	457	-
Refundable tax credits receivable, current portion	-	485
Other current assets	56	62
Total current assets	5,824	5,993
Refundable tax credits receivable, net of current portion	-	485

Total assets	$5,824	$6,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$306	$324
Accrued expenses and other current liabilities	348	99
Total current liabilities	654	423

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at September 30, 2020 and December 31, 2019	442	442
Additional paid-in capital	75,690	75,690
Accumulated deficit	(70,962)	(70,077)
Total stockholders’ equity	5,170	6,055
Total liabilities and stockholders’ equity	$5,824	$6,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Royalties, net	$8	$2	$18	$158
Total revenues	8	2	18	158

Operating expenses:
General and administrative	415	327	901	873
Total operating expenses	415	327	901	873

Operating loss and loss before income tax expense	(407)	(325)	(883)	(715)
Income tax expense	-	-	2	2
Net loss	$(407)	$(325)	$(885)	$(717)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of shares – basic	44,215	44,215	44,215	44,215
Weighted-average number of shares – diluted	44,215	44,215	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2018	44,215	$442	$83,649	$(69,098)	$14,993
Net loss	-	-	-	(371)	(371)
Common stock dividend	-	-	(2,653)	-	(2,653)
Balance, March 31, 2019	44,215	442	80,996	(69,469)	11,969
Net loss	-	-	-	(21)	(21)
Balance, June 30, 2019	44,215	442	80,996	(69,490)	11,948
Net loss	-	-	-	(325)	(325)
Common stock dividend	-	-	(5,306)	-	(5,306)
Balance, September 30, 2019	44,215	$442	$75,690	$(69,815)	$6,317

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2019	44,215	$442	$75,690	$(70,077)	$6,055
Net loss	-	-	-	(242)	(242)
Balance, March 31, 2020	44,215	442	75,690	(70,319)	5,813
Net loss	-	-	-	(236)	(236)
Balance, June 30, 2020	44,215	442	75,690	(70,555)	5,577
Net loss	-	-	-	(407)	(407)
Balance, September 30, 2020	44,215	$442	$75,690	$(70,962)	$5,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(885)	$(717)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities	1,050	6,886
Net cash provided by operating activities	165	6,169

Cash flows from financing activities:
Payment of deferred stock offering expenses	(300)	-
Common stock dividend payments	-	(2,653)
Net cash used in financing activities	(300)	(2,653)

Net increase (decrease) in cash	(135)	3,516

Cash beginning of period	5,446	6,500

Cash end of period	$5,311	$10,016

Supplemental non-cash financing disclosure:
Deferred stock offering expenses	$157	$-
Dividend declared in August 2019; paid in October 2019	$-	$(5,306)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company,” “we” or “us”), is positioned as a public company acquisition vehicle, where the Company can become an acquisition platform and more fully utilize our net operating loss carryforwards (“NOLs”) and enhance stockholder value.

The Company initiated a Rights Offering for common and preferred stock of the Company in September 2020 (see below and Note 15), which closed in October 2020, and realized $43.6 million in gross proceeds for the Company. This has enabled the Company to embark on its plan to realize the value of its more than $100 million NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors adopted a Section 382 rights plan (see Note 14).

Historically, the Company has received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, the Company has had no clinical operations and limited corporate operations. The Company does have a series of licensing agreements in the drug Vicineum, which, if approved, will potentially generate milestone and royalty payments to the Company in the future.

Prior to 2017, the Company received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). In 2020 net royalties from PegIntron have not been significant. There is a dispute with Merck regarding royalties (see Note 12). The Company has certain royalty agreements regarding SC Oncaspar and certain other drugs.

The Company had, since 2013, planned to distribute excess cash to stockholders from its royalty revenues. In 2016, the Company’s Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan”). Following each subsequent periodic assessment, the Company’s Board of Directors postponed seeking shareholder approval of the Plan, and on November 9, 2020, the Company’s Board of Directors withdrew and terminated the Plan as the result of its successful rights offering (see above and Notes 11 and 15).

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

Deferred Stock Offering Expenses

The Company classifies amounts related to the Rights Offering (see Note 13) not completed as of the balance sheet date as Deferred Stock Offering Expenses. Such costs will be reclassified as an offset to Additional Paid-in-Capital upon termination of the Rights Offering.

During the nine months ended September 30, 2020, the Company incurred approximately $457,000 of offering related costs, all of which was incurred during the three months ended September 30, 2020.

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

Recent Accounting Standards Updates issued by the Financial Accounting Standards Board and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future Condensed Consolidated Financial Statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2020 and December 31, 2019 due to their short-term nature.

(5)	Supplemental Cash Flow Information

The Company made no income tax payments during the nine months ended September 30, 2020 and paid $2,000 to the State of New Jersey during the nine-month period ended September 30, 2019.

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the three and nine-month periods ended September 30, 2020 and 2019, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the nine-month periods ended September 30, 2020 and 2019, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Loss Per Common Share – Basic and Diluted:
Net loss	$(407)	$(325)	$(885)	$(717)

Weighted-average number of common shares outstanding	44,215	44,215	44,215	44,215

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

For each of the nine-month periods ended September 30, 2020 and 2019 and the three-month periods ended September 30, 2020 and 2019, there were 41,787 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive.

(7)	Cash Dividend

On January 30, 2019, the Board of Directors of the Company declared a special cash dividend of $0.06 per share of the Company’s common stock, aggregating approximately $2,653,000, which was paid on March 21, 2019 to stockholders of record as of the close of business on February 21, 2019. There were no dividends declared or paid in the three or nine-month periods ended September 30, 2020.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the nine months ended September 30, 2020, no options were granted, and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of September 30, 2020.

There were no options granted during the nine months ended September 30, 2019 and no nonvested shares granted or outstanding during the nine months ended September 30, 2019. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the nine months ended September 30, 2020 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2020	41,787
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at September 30, 2020	41,787

Options vested at September 30, 2020	41,787

Options exercisable at September 30, 2020	41,787

(9)	Income Taxes

During the nine-month and three-month periods ended September 30, 2020, the Company recorded approximately $2,000 and $0, respectively, of income tax expense for New Jersey state income tax.

During the nine-month and three-month periods ended September 30, 2019, the Company recorded approximately $2,000 and $0, respectively, of income tax expense for New Jersey state income tax.

As of September 30, 2020, the Company continues to provide a valuation allowance against all of its deferred tax assets, as the Company believes it is more likely than not that its deferred tax assets will not be realized. However, although there can be no certainty of such, if the Company’s acquisition strategy is successful and future taxable income is projected, among other things, the valuation allowance will be reevaluated. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments if and when appropriate. Additionally, management of the Company believes that the Company’s net operating loss carryforwards will not be limited by any changes in the Company’s ownership as a result of the successful Completion of the Rights Offering (see Note 15).

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among its numerous changes to the Internal Revenue Code, the Tax Cut and Jobs Act allowed companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability. As a result of the Tax Cuts and Jobs Act’s provision allowing for the refund of MTC, the Company had recorded $485,000 as a long-term receivable and $485,000 as a current receivable as of December 31, 2019. As a result of provision in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020, the Company was able to reclassify the remaining long-term receivable of $485,000 as a current receivable as of March 31, 2020. This amount was received in June 2020.

The CARES Act also provides for an indefinite carryforward period and five-year carryback period for net operating losses generated after 2017, but before 2021, and removes the annual utilization limit of 80% of taxable income and allows the net operating losses to offset 100% of taxable income during this period. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Commitments and Contingent Liabilities

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. On March 11, 2020, the World Health Organization characterized the global spread of COVID-19 as a pandemic. In an effort to slow the spread of the virus, the United States and many other countries around the world imposed restrictions on non-essential work activities, travel and mass gatherings. Although these restrictions have been eased in some areas, it is not known whether these lockdowns and other restrictions will be reintroduced, when they will end or the ultimate impact these unprecedented actions will have on the Company’s financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which we share the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(11)	Plan of Liquidation and Dissolution

On February 4, 2016, the Company’s Board of Directors adopted the Plan of Liquidation and Dissolution (the “Plan”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281 (a) of the General Corporation Law of the State of Delaware. Following each subsequent periodic assessment, the Company’s Board of Directors postponed seeking stockholder approval of the Plan. On November 9, 2020, the Company’s Board of  Directors withdrew and terminated the Plan as a result of the completion of the Rights Offering. See Note 15.

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

In the first, second and third quarters of 2020, as reported by Merck, net royalties from PegIntron were approximately $2,000, $8,000 and $8,000, respectively. As such, as asserted by Merck, the Company’s liability to Merck was approximately $306,000 at September 30, 2020. The Company believes that it will receive no more significant royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

(13)	Corporate Governance

Board of Directors

On August 4, 2020, the Company’s Board of Directors appointed Mr. Jordan Bleznick and Mr. Randolph C. Read as directors to the Board, effective August 4, 2020, to fill the vacancies created by the resignations of Mr. Jonathan Christodoro and Dr. Odysseas Kostas (neither, as the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices) as of the same date. Messrs. Bleznick and Read will each serve until the next annual meeting of our stockholders and until such director’s successor is elected and qualified, subject to such director’s earlier death, resignation, disqualification or removal.

Mr. Bleznick was appointed by the Company’s Board of Directors after discussions with Carl C. Icahn, one of the Company’s largest stockholders, and after consideration by the Governance and Nominating Committee. There are no arrangements or understandings between Mr. Bleznick and any other persons pursuant to which Mr. Bleznick was selected as a director. Mr. Read was appointed by the Board after consideration by the Governance and Nominating Committee. There are no arrangements or understandings between Mr. Read and any other persons pursuant to which Mr. Read was selected as a director.

Following the new Board appointments, Mr. Read was elected as Chairman of the Board. The Board also appointed Messrs. Bleznick and Read to its Finance and Audit Committee, replacing Mr. Christodoro and Dr. Kostas, having determined that each meets the requirements for financial literacy and independence that the Board has used to select members of that committee. Jennifer McNealey, who also serves as a director on the Board, is the other member of the Finance and Audit Committee. Messrs. Bleznick and Read were each determined by the Board to qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K. Mr. Read was elected as the Chairman of the Audit Committee. In November 2020, Mr. Bleznick resigned from the Finance and Audit Committee, but maintains his position on the Company’s Board of Directors.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(14)	Section 382 Rights Plan

On August 14, 2020, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on August 13, 2021 (unless that date is advanced or extended by the Board), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which the Company’s Board of Directors determines that no net operating loss carryforwards may be carried forward.

(15)	Rights Offering

On September 1, 2020, the Company’s Board of Directors approved a Rights Offering, by which the Company distributed, at no charge to all holders of its common stock on September 23, 2020 (the “Record Date”), transferable subscription rights to purchase Units at a subscription price per Unit of $1,090. In the Rights Offering each stockholder received one subscription right for every share of common stock owned at 5:00 p.m., New York City time, on the Record Date. For every 1,105 subscription rights held, a stockholder was entitled to purchase one Unit at the subscription price. Each Unit consisted of newly designated Series C preferred stock, par value $0.01, and 750 shares of the Company’s common stock. It is the intention of the Company to use the approximately $43 million of net proceeds from the Rights Offering, to position the Company as a public company acquisition vehicle, where it can become an acquisition platform and more fully utilize its net operating loss carryforwards and enhance stockholder value. The Company does not, however, have any current plans, arrangements or understandings with respect to any acquisitions or investment and is, currently, not involved in any negotiations with respect to any such transactions.

On an annual basis, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C preferred stock do not have any voting rights and the Series C preferred stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C preferred stock is $1,000 per share. On or after November 1, 2022, the Company may redeem the Series C preferred stock at any time, in whole or in part, based on the liquidation preference per share as in effect at such time. Holders of Series C preferred stock have the right to demand that the Company redeem their shares in the event that the Company undergoes a change of control.

On September 1, 2020, the Company entered into an Investment Agreement with Icahn Capital LP (the “Investment Agreement”) in connection with the Rights Offering. Icahn Capital LP, together with its affiliates, owned approximately 15% of the Company’s then outstanding shares of common stock and is one of the Company’s largest stockholders.

(15)	Rights Offering (continued)

Subject to the terms and conditions of the Investment Agreement, Icahn Capital LP agreed to subscribe for its pro-rata share of the Rights Offering and to purchase all units that remain unsubscribed for at the expiration of the Rights Offering to the extent that other holders elected not to exercise all of their respective subscription rights. No fees were paid by the Company to Icahn Capital LP in consideration of such investment commitment. In connection with the execution of the Investment Agreement, the parties agreed to terminate the Standstill Agreement, dated December 18, 2016, by and between the Company, Icahn Capital LP and the other affiliated parties identified therein, so that it shall be of no further force or effect; and waive the applicability of Section 203 of the Delaware General Corporation Law of the State of Delaware to Icahn Capital LP and its affiliates. In addition, the Company agreed to use its best efforts to register for resale all of the shares of the Company’s common stock then held by Icahn Capital LP and its affiliates following the closing of the Rights Offering.

The subscription period for the Rights Offering ended on October 9, 2020. On October 14, 2020, the Company reported that stockholders exercised subscription rights to purchase 6,694 units. Pursuant to the Investment Agreement, Icahn Capital LP subscribed for 5,971 of such units (its pro-rata share of the Rights Offering). In addition, pursuant to its investment commitment  Icahn Capital LP to purchased all 33,306 units that remained unsubscribed for at the expiration of the Rights Offering. As a result of such purchases, Icahn capital LP and its affiliates own 48.6% of the Company’s common stock.

As a result of the sale of all 40,000 units available for purchase in the Rights Offering, the Company currently has 40,000 shares of Series C preferred stock outstanding and an aggregate of 74,214,603 shares of common stock outstanding following the Rights Offering and realized gross proceeds of $43.6 million.

The Company believes that the completion of the Rights Offering will not limit the use of its net operating loss carryforwards due to any Section 382 limitations.

Assuming the Rights Offering closed on September 30, 2020, the Series C preferred shares were issued, the common shares were issued and the gross proceeds of $43.6 million had been received as of that date, the following are the pro forma balance sheet and calculation of pro forma loss per share:

Enzon Pharmaceuticals, Inc. and Subsidiaries

Pro Forma Condensed Consolidated Balance Sheet

As of September 30, 2020

(In thousands)

(Unaudited)

ASSETS
		Pro Forma
	As Reported	Adjustments		Pro Forma
Current assets:
Cash	$5,311	$43,600	(1)	$48,911
Deferred offering costs	457	(457	) (2)	-
Other current assets	56			56
Total assets	$5,824	$43,143		$48,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$654	$-		$654
Total liabilities	654	-		654

Commitments and contingencies

Mezzanine equity
Series C preferred stock - $1,000 par value,
40,000 shares authorized, issued, and outstanding
(liquidation value $40,000)	-	40,000	(3)	40,000

Stockholders' equity
Preferred stock - $0.01 par value,
2,960,000 shares authorized; no shares issued and outstanding	-	-		-
Common stock - $.01 par value, 74,214,603
shares authorized, issued, and outstanding	442	300	(4)	742
Additional paid-in capital	75,690	2,843	(5)	78,533
Accumulated deficit	(70,962)	-		(70,962)
Total stockholders' equity	5,170	3,143		8,313
Total liabilities, mezzanine equity and stockholders' equity	$5,824	$43,143		$48,967

Pro FormaAdjustments

(1)	To record receipt of proceeds of Rights Offering
(2)	To record reclassification of deferred offering costs
(3)	To record issuance of 40,000 shares of Series C preferred stock at par value
(4)	To record issuance of 30 million shares of common stock at par value
(5)	To record addition of $3.3 million of capital in excess of par value less $457,000 of deferred offering costs

Enzon Pharmaceuticals, Inc. and Subsidiaries

Pro Forma Loss Per Share- Basic and Diluted

For the Periods

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30, 2020
		Pro Forma
	As Reported	Adjustments		Pro Forma

Loss	$(407)			$(885)

Weighted average shares outstanding	44,215	30,000	(x)	74,215

Loss per share - basic and diluted	$(0.01)			$(0.01)

	Nine Months Ended September 30, 2020
		Pro Forma
	As Reported	Adjustments		Pro Forma

Loss	$(885)			$(885)

Weighted average shares outstanding	44,215	30,000	(x)	74,215

Loss per share - basic and diluted	$(0.02)			$(0.01)

Pro Forma Adjustments

(x)	To record issuance of common shares pursuant to the Rights Offering

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

The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars reflected in this section.

Overview

We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our net operating loss carryforwards (“NOLs”) and enhance stockholder value.

In September 2020, we initiated a Rights Offering for our common and preferred stock (see below and Note 15 to our Condensed Consolidated Financial Statements), which closed in October 2020, and we realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to realize the value of our more than $100 million net NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, our Board of Directors adopted a Section 382 rights plan (see Note 14 to our Condensed Consolidated Financial Statements).

Historically, we have received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, we have had no clinical operations and limited corporate operations. We have a series of licensing agreements in the drug Vicineum, which, if approved, will potentially generate milestone and royalty payments to us in the future. We cannot assure you that we will earn material future royalties or milestones.

Prior to 2017, we received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). In 2019 and 2020 net royalties from PegIntron have not been significant. There is a dispute with Merck regarding royalties (see Note 12 to our Condensed Consolidated Financial Statements). We have certain royalty agreements regarding SC Oncaspar and certain other drugs.

Since 2013, we had planned, to distribute excess cash to stockholders from our royalty revenues. In 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan”). Following each subsequent periodic assessment, our Board of Directors postponed seeking shareholder approval for the Plan, and on November 9, 2020, our Board of Directors withdrew and terminated the Plan as the result of its successful rights offering (see above and Notes 11 and 15 to our Condensed Consolidated Financial Statements).

We maintain our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016.

On August 4, 2020, our Board of Directors appointed Mr. Jordan Bleznick and Mr. Randolph C. Read as directors to the Board, effective August 4, 2020, to fill the vacancies created by the resignations of Mr. Jonathan Christodoro and Dr. Odysseas Kostas as of the same date. Messrs. Bleznick and Read will each serve until the next annual meeting of our stockholders and until such director’s successor is elected and qualified, subject to such director’s earlier death, resignation, disqualification or removal.

Mr. Bleznick was appointed by our Board of Directors after discussions with Carl C. Icahn, one of the Company’s largest stockholders, and after consideration by the Governance and Nominating Committee. There are no arrangements or understandings between Mr. Bleznick and any other persons pursuant to which Mr. Bleznick was selected as a director. Mr. Read was appointed by the Board after consideration by the Governance and Nominating Committee. There are no arrangements or understandings between Mr. Read and any other persons pursuant to which Mr. Read was selected as a director.

Following the new Board of Directors’ appointments, Mr. Read was elected as Chairman of the Board. The Board of Directors also appointed Messrs. Bleznick and Read to its Finance and Audit Committee, replacing Mr. Christodoro and Dr. Kostas, having determined that each meets the requirements for financial literacy and independence that the Board of Directors has used to select members of that committee. Jennifer McNealey, who also serves as a director on the Board of Directors, is the other member of the Finance and Audit Committee. Messrs. Bleznick and Read were each determined by the Board of Directors to qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K. Mr. Read was elected as the Chairman of the Finance and Audit Committee. In November 2020, Mr. Bleznick resigned from the Finance and Audit Committee, but maintains his position on the Board of Directors.

Section 382 Rights Plan

On August 14, 2020, our Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on August 13, 2021 (unless that date is advanced or extended by the Board of Directors), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which our Board of Directors determines that no net operating loss carryforward may be carried forward.

The Rights Offering

On September 1, 2020, the our Board of Directors approved a Rights Offering, by which we distributed, at no charge to all holders of our common stock on September 23, 2020 (the “Record Date”) transferable subscription rights to purchase Units at a subscription price per Unit of $1,090. In the Rights Offering each stockholder received one subscription right for every share of common stock owned at 5:00 p.m., New York City time, on the Record Date. For every 1,105 subscription rights held, a stockholder was entitled to purchase one Unit at the subscription price. Each Unit consisted of newly designated Series C preferred stock, par value $0.01 per share, and 750 shares of the Company’s common stock. It is our intention to use the approximately $43 million of net proceeds from the Rights Offering to position us as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our net operating loss carryforwards and enhance stockholder value. We do not, however, have any current plans, arrangements or understandings with respect to any acquisitions or investment and we are, currently, not involved in any negotiations with respect to any such transactions.

On an annual basis, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C preferred stock do not have any voting rights and the Series C preferred stock is not convertible into shares of our common stock. The initial liquidation value of the Series C preferred stock will be $1,000 per share. On or after November 1, 2022, we may redeem the Series C preferred stock at any time, in whole or in part, based on the liquidation preference per share as in effect at such time. Holders of Series C preferred stock have the right to demand that we redeem their shares in the event that we undergo a change of control.

On September 1, 2020, we entered into an Investment Agreement with Icahn Capital LP in connection with the Rights Offering. Icahn Capital LP, together with its affiliates, owned approximately 15% of our outstanding shares of common stock and is one of our largest stockholders.

Subject to the terms and conditions of the Investment Agreement, Icahn Capital LP agreed to subscribe for its pro-rata share of the Rights Offering and to purchase all units that remain unsubscribed for at the expiration of the Rights Offering to the extent that other holders elected not to exercise all of their respective subscription rights. No fees were paid by us to Icahn Capital LP in consideration of such investment commitment. In connection with the execution of the Investment Agreement, the parties agreed to terminate the Standstill Agreement, dated December 18, 2016, by and between us, Icahn Capital LP and the other affiliated parties identified therein, so that it shall be of no further force or effect; and waive the applicability of Section 203 of the Delaware General Corporation Law of the State of Delaware to Icahn Capital LP and its affiliates. In addition, we agreed to use our best efforts to register for resale all of the shares of our common stock then held by Icahn Capital LP and its affiliates following the closing of the Rights Offering.

The subscription period for the Rights Offering ended on October 9, 2020. On October 14, 2020, we reported that stockholders exercised subscription rights to purchase 6,694 units. Pursuant to the Investment Agreement, Icahn Capital LP subscribed for 5,971 of such units (its pro-rata share of the Rights Offering). In addition, pursuant to its investment commitment, Icahn Capital LP purchased all 33,306 units that remained unsubscribed for at the expiration of the Rights Offering. As a result of such purchases Ichan Capital LP and its affiliates own 48.6% of our common stock.

As a result of the sale of all 40,000 units available for purchase in the Rights Offering, the Company has 40,000 shares of Series C preferred stock outstanding and an aggregate of 74,214,603 shares of common stock outstanding following the Rights Offering and realized gross proceeds of $43.6 million.

We believe that the completion of the Rights Offering will not limit the use of our net operating loss carryforwards due to any Section 382 limitations.

Plan of Liquidation and Dissolution

On February 4, 2016, our Board of Directors adopted the Plan of Liquidation and Dissolution (the “Plan”), pursuant to which we would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. Following each subsequent periodic assessment, our Board of Directors postponed seeking stockholder approval of the Plan. On November 9, 2020, our Board of Directors  withdrew and terminated the Plan of Liquidation and Dissolution as a result of the completion of the Rights Offering (see Note 15 to our Condensed Consolidated Financial Statements).

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars.

Results of Operations

Revenues:

Royalties (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
Royalty revenues	$8	30%	$2	$18	89%	$158

Royalty revenues from sales of PegIntron by Merck amounted to approximately $8,000 for the three months ended September 30, 2020, as compared to $2,000 during the corresponding period in the prior year. These PegIntron royalties accounted for 100% and 100% of the Company’s total royalty revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 100% and 100% (approximately $91,000, inclusive of downward revenue adjustment of approximately $51,000, related to the amounts of returns and rebates exceeding the amounts of royalties earned in the first quarter of 2019) of the Company’s total royalty revenues for the nine-month periods ended September 30, 2020 and 2019, respectively. The effects of such downward revenue adjustments were recorded as decreases of royalty revenues as discussed in Note 1 to the Condensed Consolidated Financial Statements. Royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend and we expect to receive little or no future royalties from Merck.  Our right to receive royalties from sales of PegIntron expired in the U.S. in 2016, expired in Europe in 2018 and expired in Malaysia on June 30, 2020, and are expiring in Japan in 2021 and Chile in 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended September 30, 2020.

Royalty revenues for the nine months ended September 30, 2019, include a one-time, non-refundable, payment of approximately $65,000 from Novartis Pharma AG in payment of a worldwide, royalty free non-exclusive license to certain Canadian patents. There was no such payment during the current year’s comparable period.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
General and administrative	$415	27%	$327	$901	3%	$873

General and administrative expenses increased by approximately $28,000, or 3%, to $901,000 for the nine months ended September 30, 2020 from $873,000 for the first nine months of 2019. The increase in expense is substantially attributable to the increase in legal fees, significantly in connection with the Section 382 Rights Plan, partially offset by the decrease in accounting and filing fees.

General and administrative expenses increased by approximately $88,000, or 27%, to $415,000 for the three months ended September 30, 2020 from $327,000 for the third quarter of 2019. The increase in expense is substantially attributable to the increase in legal fees and consulting fees, significantly in connection with the Section 382 Rights Plan.

Tax Expense:

We incurred a tax expense of approximately $2,000 in the first nine months of 2020 and $2,000 during the prior comparable period to reflect New Jersey state minimum taxes.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43 million of net proceeds from our Rights Offering (see Note 15 to our Condensed Consolidated Financial Statements). While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through October 2021. Our future royalty revenues are expected to be de minimis over the next several years and there can be no assurance that we will receive any royalty or other revenues.

Cash was $5.3 million as of September 30, 2020, as compared to $5.4 million as of December 31, 2019. The decrease of approximately $0.1 million was primarily attributable to our nine-month net loss of $0.9 million and $0.3 million of payments for deferred stock offering expenses, offset by $1.0 million net effect of cash provided by operating activities resulting from the collection of an approximately $1.0 million refundable tax credits receivable.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2020, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of September 30, 2020 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Deferred Stock Offering Expenses

We classify amounts related to the Rights Offering (see Note 15 to the Condensed Consolidated Financial Statement.) not closed as of the balance sheet date as Deferred Stock Offering Expenses. Such costs will be reclassified as an offset to Additional Paid-in-Capital upon completion of the Rights Offering.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2020, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. Although there can be no certainly of such, if our acquisition strategy is successful and future profitability is projected, the valuation allowance will be reduced, accordingly. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•

We may be unsuccessful in using the net proceeds of the Rights Offering to position the Company as a public company acquisition vehicle and realizing the expected benefits of the Rights Offering.  There can be no assurance we will be successful in our current strategy and if we do not utilize the proceeds in connection with an acquisition, our Board of Directors will have considerable discretion in the use of such proceeds, which could vary substantially from their current intended use.  The failure by the Board and the Company to apply these proceeds effectively could have a material and adverse effect on our business, financial condition and results of operations of the Company.

•	Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.

•	We expect to continue to incur losses until such time as our acquisition strategy becomes successful, There can be no assurance that profitability can be attained.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired in various jurisdictions and will, by 2024, expire world-wide. We currently do not anticipate any significant income until such time as our acquisition strategy becomes successful and we become profitable. The can be no assurance as to the success of our acquisition strategy or that profitability will be attained.

•	We expect that we will not realize our deferred income tax assets until such time as our acquisition strategy becomes successful and we become profitable and generate taxable income. There can be no assurance as to the success of our acquisition strategy or that profitability will be attained or that we will generate taxable income.

•	The unprecedented actions taken globally to control the spread of COVID-19, as well as the uncertain timing for an effective treatment or vaccine for the virus, may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.

•	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.

•	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends on our common stock is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law and the terms of our outstanding Series C preferred stock. Our ability to pay dividends in the future depends on, among other things, our future revenues, which are expected to be minimal, if any, over the next several years, except to the extent that our acquisition strategy is successful, of which there can be no assurance, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law as well as our Section 382 rights plan may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 19, 2020 and as otherwise subsequently disclosed in our interim quarterly reports on Form 10-Q..

Item 5. Other Information

As a result of the completion of the Company’s Rights Offering, the Company withdrew and terminated the Plan of Liquidation and Dissolution.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on August 14, 2020.	(1)
3.2	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on August 14, 2020.	(1)
3.3	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020.	(3)
4.1	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C .	(1)
10.1	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP.	(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:
(1)	Current Report on Form 8-K filed August 14, 2020.
(2)	Current Report on Form 8-K filed September 1, 2020.

(3)	Current Report on Form 8-K filed September 23, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 9, 2020	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: November 9, 2020	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)