Form 10-K
period 2020-12-31
ENZON PHARMACEUTICALS, INC.
filed 2021-02-23
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Common Stock, $0.01 par value

Series A-1 Junior Participating Preferred Stock Purchase Rights

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes     ☒  No

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $6,394,672 as of June 30, 2020, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.17 per share reported for such date. Shares of Common Stock held by each executive officer and director and certain beneficial owners of 10% or more of the Common Stock of the registrant as of June 30, 2020 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,214,603 shares of Common Stock issued and outstanding as of February 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2021 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2020, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2020 Annual Report on Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “could,” “potential,” “anticipates,” “estimates,” “plans,” “would,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. We cannot assure that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K speaks only as of the date of the filing of this report, unless otherwise indicated. We do not intend to update this information to reflect events after the date of this report.

Our website is located at www.enzon.com. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the Securities and Exchange Commission (the “SEC”) can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, by calling (732) 980-4500, by clicking the SEC Filings link from the Investors and Media page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

OVERVIEW

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our net operating loss carryforwards (“NOLs”) and enhance stockholder value.

In September 2020, we initiated a rights offering (the “Rights Offering”) for our common and preferred stock (see below and Note 14 to our Condensed Consolidated Financial Statements), which closed in October 2020, and we realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to realize the value of our approximately $103 million NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, our Board of Directors adopted a Section 382 rights plan (see Note 13 to our Condensed Consolidated Financial Statements).

Historically, we have received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, we have had no clinical operations and limited corporate operations. We have a marketing agreement relating to the drug Vicineum, which, if approved, will potentially generate milestone and royalty payments to us in the future. We cannot assure you that we will earn material future royalties or milestones.

Corporate Events

On August 4, 2020, our Board of Directors appointed Mr. Jordan Bleznick and Mr. Randolph C. Read as directors to the Board, effective August 4, 2020, to fill the vacancies created by the resignations of Mr. Jonathan Christodoro and Dr. Odysseas Kostas as of the same date. At the annual stockholders’ meeting held on December 18, 2020, Messrs. Bleznick and Read and Ms. McNealey were elected as directors to the Board and will each serve until the next annual meeting of our stockholders and until such director’s successor is elected and qualified, subject to such director’s earlier death, resignation, disqualification or removal. Currently, our Finance and Audit Committee consists of Mr. Read, as chairman, and Ms. McNealey. Mr. Read was determined by the Board of Directors to qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

Mr. Bleznick was appointed by our Board of Directors after discussions with Mr. Carl C. Icahn, who, with his affiliates, is currently the Company’s largest stockholder, and after consideration by the Governance and Nominating Committee. There are no arrangements or understandings between Mr. Bleznick and any other persons pursuant to which Mr. Bleznick was selected as a director. Mr. Read was appointed by the Board after consideration by the Governance and Nominating Committee. There are no arrangements or understandings between Mr. Read and any other persons pursuant to which Mr. Read was selected as a director.

On January 4, 2021, we announced that Mr. Andrew Rackear had, on December 30, 2020, communicated to the Board his intent to retire from his role as our Chief Executive Officer (“CEO”) effective February 26, 2021. On December 30, 2020, we also announced that Mr. Richard L. Feinstein, Enzon’s Chief Financial Officer (“CFO”), was appointed as CEO and Secretary, effective February 26, 2021, and would remain as the Company’s CFO.

Patents and Intellectual Property Rights

We have a portfolio of issued U.S. patents, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) expired in the United States in 2016 and expired outside of the United States in 2018 (including any patent term extensions), except for Japan, where the patent was extended until 2021, Malaysia, where the patent expired in 2020, and Chile, where it will expire in 2024. Although we believe that our patents provide certain protection from competition and we may be entitled to potential royalty rights and/or milestone payments, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us. At this time, we do not expect to apply for or receive any additional patents.

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

Prior to 2017, we received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). In 2019 and 2020 net royalties from PegIntron have not been significant. There is a dispute with Merck regarding royalties (see Note 10 to our Condensed Consolidated Financial Statements). We have a licensing agreement regarding SC Oncaspar and certain other drugs.

5

EMPLOYEES AND EXECUTIVE OFFICERS

We currently have no employees. Our executive officers provide services to us on a consulting basis.

Item 1A. Risk Factors

Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Risks Relating to the Company and its Operations

Our search for a business, company or assets to acquire or in which to invest may be unsuccessful, and we may fail to maximize our return on the proceeds of our Rights Offering and/or realize the value of our NOLs.

We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. However, we do not have any current plans, arrangements or understandings with respect to any acquisitions or investments, and we have not identified any actionable acquisition candidates. We will have significant discretion in the use of the net proceeds of our Rights Offering, and it is possible that we will fail to maximize our return on such proceeds. While we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

The COVID-19 pandemic may disrupt the approval and manufacture of products for which we share the right to receive licensing fees, milestone payments and royalties and may negatively impact our search for an acquisition target, and the business and/or results of operations of any target business that we acquire or in which we invest.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. On March 11, 2020, the World Health Organization characterized the global spread of COVID-19 as a pandemic. In an effort to slow the spread of the virus, the United States and many other countries around the world imposed restrictions on non-essential work activities, travel and mass gatherings. Although these restrictions have been eased in some areas, it is not known whether these lockdowns and other restrictions will be reintroduced, especially in light of the uncertainty regarding cases in the United States, when they will end or the ultimate impact these unprecedented actions will have on our financial condition and prospects.

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

In addition, the business and/or results of operations of any potential target business, that we acquire or in which we invest, could be materially and adversely affected. Furthermore, we may be unable to complete any such acquisitions or investments if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner or if COVID-19 causes a prolonged economic downturn, including the duration of the ongoing economic conditions. The extent to which COVID-19 impacts our search for a business to acquire or in which to invest will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business acquisition or investment, or the business and/or results of operations of a target business with which we ultimately consummate an acquisition or investment, may be materially adversely affected.

The degree to which the COVID-19 pandemic ultimately impacts our business and results of operations, including our ability to acquire profitable businesses, entities or revenue streams, will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain the virus, availability of a vaccine or other treatment, how quickly and to what extent normal economic and operating conditions can resume and the severity and duration of the global economic challenges resulting from the pandemic.

Our sources of revenue are limited and we expect to incur losses for the foreseeable future; while we increased our cash reserve by completing the Rights Offering, unanticipated liabilities and expenses could adversely affect our ability to engage in a public company acquisition or investment, as currently intended, or to continue operations.

We have incurred losses in the current period and have limited sources of revenues. Although we received approximately $43.1 million of net proceeds from the Rights Offering, which we intend to use to position us as a public company acquisition vehicle, unless and until we can consummate an acquisition or investment that generates income, or unless and until we begin receiving significant milestone and royalty payments that may become due from the sale of Vicineum by Sesen Bio, Inc. (“Sesen”), we do not anticipate generating any additional cash or revenues. We have been informed by Merck that there will likely be no or minimal additional sales of PegIntron and we would likely receive no further significant royalties, although we may remain potentially liable to Merck for product returns and rebates. Based on current estimates, we do not expect any liability for those returns and rebates to be material. Moreover, our right to receive royalty revenues from other products is limited and we currently do not intend to acquire new sources of royalty revenues. For those remaining existing or potential sources of royalty revenue, our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

While we have substantially reduced our operating expenses in anticipation of the decline in revenues, including ceasing our research and development activities, eliminating our workforce in favor of independent contractors, and discontinuing our significant lease commitments, we may incur unanticipated liabilities or expenses, including expenses to defend unasserted product liability claims or greater than expected liabilities for PegIntron and expenses incurred in our search for a target business to acquire or in which to invest. Any such expenses or liabilities could impact the availability of assets that we expect to use to fund future operations or adversely affect our ability to pay dividends or make distributions to shareholders upon a liquidation of the Company.

We have outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

We have outsourced all corporate functions, which makes us more dependent on third parties for the performance of these functions. To the extent that we are unable to effectively reallocate employee responsibilities, retain key officers as consultants, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to manage the operations effectively could be compromised. Our current CEO intends to retire from such role effective February 26, 2021, at which time our current CFO will also become our CEO.

While we intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our NOLs, we may be unable to do so and, accordingly, we may be unable to realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a full valuation allowance against our deferred income tax assets, which may fluctuate as conditions change. While we are positioned as a public company acquisition vehicle and intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our NOLs, we cannot provide any assurance that we will be able to do so.

In addition, our ability to utilize our NOLs to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the Internal Revenue Code would establish an annual limitation to the amount of NOLs we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs. Although we have adopted a Section 382 rights plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs, we cannot assure you that we will not undergo an ownership change within the meaning of Section 382. (See Notes 9 and 13 to the Consolidated Financial Statements.)

Risks Relating to Our Common Stock

Our common stock ranks junior to our Series C Preferred Stock.

With respect to the payment of cash dividends and amount payable in the event our liquidation, dissolution or winding up, our common stock will rank junior to our Series C Preferred Stock. This means that, unless full dividends (i) have been paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 or (iii) set aside for payment on all outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to the holders of our Series C Preferred Stock the liquidation preference related to such Series C Preferred Stock, plus in each case any accrued and unpaid dividends.

The interests of our significant stockholders may conflict with the interests of other stockholders.

Mr. Carl C. Icahn, directly and indirectly, beneficially owns approximately 49% of the outstanding shares of our common stock, as well as approximately 98% of the outstanding Series C Preferred Stock. Mr. Icahn may have interests that are different from, in addition to or not always consistent with our interests or with the interests of our other common or preferred stockholders. To the extent that conflicts of interest may arise between us and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or our other stockholders. In addition, the existence of significant stockholders may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which may adversely affect the market price of our common stock. In addition, such stockholders may exert significant influence over our operations.

The price of our common stock has historically been volatile and may decline significantly if we are unable to consummate a business acquisition or investment or for other reasons.

Historically, the market price of our common stock has fluctuated over a wide range for a variety of reasons, including Company-specific factors and global and industry-wide conditions and events such as the COVID-19 pandemic and resulting recession, as well as the fact that only a few stockholders, in the aggregate, hold more than a majority of our common stock, and, therefore, there is a small public float with limited trading activity in our common stock. In the future, the value of our common stock may be impacted by the amount of our royalty revenues or anticipation thereof, our ability to monetize our remaining assets, including our NOLs, and any unexpected liabilities or expenses that impact our continued operations, our ability to pay dividends or make distributions to our stockholders and the success of any future activities which we undertake, including, but not limited to, our ability to consummate a business acquisition or investment.

In addition, equity financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently trades on the OTCQX, as well as the issuance of warrants or convertible equity that require exercise or conversion prices that are calculated in the future at a discount to the then market price of our common stock.

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

The declaration of common stock dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and, therefore, our Board could decide in the future not to declare dividends. In addition, as described elsewhere, our common stock ranks junior to the Series C Preferred Stock, and we cannot declare or pay cash dividends on our common stock unless we satisfy the dividend requirements of such Series C Preferred Stock. Also, our ability to pay dividends in the future depends on, among other things, our future revenues, including any revenues from existing and any future royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations. We expect little or no future royalties from existing previously approved products for which we have the right to receive royalties. In addition, while we intend to acquire or invest in profitable businesses, entities or revenue streams and we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum, we cannot assure you that we will be able to do so or that we will have sufficient royalty or milestone revenues to be able to pay dividends in the future.

We have adopted a Section 382 rights plan, which may discourage a corporate takeover.

On August 14, 2020, our Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on August 24, 2020. Each share of our common stock issued thereafter will also include one right. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A-1 Junior Participating Preferred Stock at an exercise price of $1.20 per right, subject to adjustment.

The Board adopted the Section 382 rights plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs. We may utilize these NOLs in certain circumstances to offset future United States taxable income and reduce our United States federal income tax liability. Because the Section 382 rights plan could make it more expensive for a person to acquire a controlling interest in us, it could have the effect of delaying or preventing a change in control even if a change in control was in our stockholders’ interest.

Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

In addition to our Section 382 rights plan, provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware corporate law, could make it more difficult for a third party to acquire us, even though such acquisitions may be beneficial to our stockholders. These anti-takeover provisions include:

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

The provisions described above, our Section 382 rights plan and provisions of Delaware corporate law relating to business combinations with interested stockholders, along with the significant amount of common stock beneficially owned by Mr. Icahn, may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price.

Risks Related to the Series C Preferred Stock

In the event of any dissolution, liquidation, or winding up of our Company, we may not be able to make distributions or payments in full to all the holders of the Series C Preferred Stock or, if required, we may not be able to redeem such shares.

The Series C Preferred Stock ranks senior to our common stock, but we may in the future issue one or more series of preferred stock that ranks senior to, junior to or pari passu with our Series C Preferred Stock. In the event of any dissolution, liquidation, winding up or change of control of our Company, we may not be able to make distributions or payments in full to all the holders of the Series C Preferred Stock or, if required, to redeem the Series C Preferred Stock, in which case holders of the Series C Preferred Stock could lose all or a portion of the value of their investment.

The dividends on our Series C Preferred Stock can be paid in kind by increasing the liquidation value of the shares of Series C Preferred Stock.

The terms of the Series C Preferred Stock allow dividends on the shares of Series C Preferred Stock to be paid in kind by increasing the liquidation value of the shares of Series C Preferred Stock and, therefore, allow the repayment of the initial liquidation value and accrued dividends on the Series C Preferred Stock to be deferred until the earliest of the redemption of the Series C Preferred Stock or upon our dissolution, liquidation or winding up. We may not have enough capital to repay the full amount of the initial liquidation value and accrued dividends if the payment of initial liquidation value and accrued dividends on the Series C Preferred Stock becomes due.

The Series C Preferred Stock is equity and is subordinate to our existing and future indebtedness and other liabilities, and your interests may be diluted in the event we issue additional shares of preferred stock.

Shares of the Series C Preferred Stock represent equity interests and do not constitute indebtedness. As such, the Series C Preferred Stock will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including in our liquidation, dissolution or winding up. Our future debt may include restrictions on our ability to pay distributions to preferred stockholders. Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock such as the Series C Preferred Stock, dividends are payable only if declared by our Board of Directors (or a duly authorized committee thereof). Our ability to pay dividends on the Series C Preferred Stock may be limited by the terms of our agreements governing future indebtedness and by the provisions of other future agreements.

Subject to limitations prescribed by Delaware law and our charter, our Board of Directors is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series C Preferred Stock or additional shares of preferred stock designated as ranking on parity with the Series C Preferred Stock would dilute the interests of the holders of shares of the Series C Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to the Series C Preferred Stock or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series C Preferred Stock.

The Series C Preferred Stock is not convertible into common stock.

The Series C Preferred Stock is not convertible into shares of common stock and, therefore, holders of Series C Preferred Stock have no rights with respect to shares of our common stock. In addition, the Series C Preferred Stock accrues dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the value of the Series C Preferred Stock. The value of the Series C Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series C Preferred Stock.

Holders of shares of Series C Preferred Stock have no voting rights.

Except as otherwise provided by law, the holders of Series C Preferred Stock have no special voting rights and their consent will not be required for taking any corporate action. As a result, all matters submitted to stockholders will be decided by the vote of holders of our common stock. Holders of Series C Preferred Stock have no ability to influence corporate matters and, as a result, we may take actions that holders of our Series C Preferred Stock do not view as preferable.

There is no public market for the Series C Preferred Stock.

There is no established public trading market for the Series C Preferred Stock, and we do not expect a market to develop. We do not currently intend to apply for listing of the Series C Preferred Stock on any securities exchange or recognized trading system. Purchasers of the Series C Preferred Stock may be unable to resell their shares of Series C Preferred Stock or sell them only at an unfavorable price for an extended period of time, if at all.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a services agreement with Regus Management Group, LLC (“Regus”).

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

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of February 12, 2021, there were 783 holders of record of our common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future not to declare dividends. We did not pay any cash dividends to our common stockholders in 2020 and can provide no assurance that our Board will declare any cash dividends payable to our common stockholders in the future. In addition, as our common stock ranks junior to the Series C Preferred Stock, unless full dividends (i) have been paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 or (iii) set aside for payment on all such outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our common stock. On December 31st of each year, our Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time. If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Also, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

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

Forward-Looking Information and Factors That May Affect Future Results

The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the following discussion, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “could,” “potential,” “anticipates,” “estimates,” “plans,” “would,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, we cannot assure you that the future results covered by the forward-looking statements will be achieved.

The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. To date, we have not identified any actionable acquisition candidates and, while we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. On March 11, 2020, the World Health Organization characterized the global spread of COVID-19 as a pandemic. In an effort to slow the spread of the virus, the United States and many other countries around the world imposed restrictions on non-essential work activities, travel and mass gatherings. Although these restrictions have been eased in some areas, it is not known whether these lockdowns and other restrictions will be reintroduced, especially in light of the uncertainty regarding cases in the United States, when they will end or the ultimate impact these unprecedented actions will have on the Company’s financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which the Company shares the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19. In addition, the effects of the COVID-19 pandemic, including the current global challenges, may negatively impact our search for a business acquisition or investment, as well as the business and/or results of operations of any target business that we acquire or in which we invest.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. Royalty revenues from sales of PegIntron accounted for 42% and 55% of our total revenues for the years ended December 31, 2020 and 2019, respectively, net of the effects of Merck’s adjustments for recoupment of previously overpaid royalties.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen,,is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of our involvement in the development and approval process, there is substantial uncertainty as to whether we will receive any milestone or royalty payments under the Micromet Agreement. We will not recognize revenue until all revenue recognition requirements are met.

At December 31, 2018, according to Merck, we had a liability to Merck of approximately $439,000 based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the year ended December 31, 2019, net royalties from PegIntron were approximately $115,000. As such, as asserted by Merck, the Company’s liability to Merck was $324,000 at December 31, 2019, as discussed in Note 4 to the Consolidated Financial Statements.  During the year ended December 31, 2020, net royalties from PegIntron were approximately $22,000. Accordingly, as asserted by Merck, the Company’s liability to Merck was $302,000 at December 31, 2020, as discussed in Note 4 to the Consolidated Financial Statements.

During the second quarter of 2019, we received a one-time, non-refundable, payment of approximately $66,000 from Novartis Pharma AG in payment of a worldwide, royalty free non-exclusive license to certain Canadian patents.

During the fourth quarter of 2019 and 2020, we received a license maintenance fee of approximately $27,000 and $30,000, respectively, from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. The fee represents half of the amount paid by Viventia on an annual basis for the continued right to license Vicineum.

During 2019, we distributed to our shareholders cash dividends in the aggregate amount of approximately $8.0 million. (See Note 6 to the Consolidated Financial Statements.)

In 2018, the primary source of our royalty revenues was related to a milestone payment of $7.0 million due from Servier. On January 30, 2019, we entered into the Letter Agreement with Servier, in connection with the Asset Purchase Agreement, by and between Klee Pharmaceuticals, Inc., Defiante and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the Letter Agreement, Servier, as successor-in-interest to Defiante, confirmed its obligation to pay us a $7.0 million milestone payment related to SC Oncaspar as a result of the FDA’s December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age one month to 21 years. In addition, under the Letter Agreement, we agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the EMEA under the Asset Purchase Agreement, provided that we did not waive Servier’s obligation to make any applicable milestone payment to us upon EMEA approval, if any, of SC Oncaspar. Servier was required to make the $7.0 million milestone payment to us within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. We recorded the $7.0 million milestone revenue in 2018 and a current milestone receivable at December 31, 2018. The $7.0 million payment was received in July 2019.

We may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones by third-party licensees. We cannot assure you that we will receive any milestone payments resulting from our agreements with any of our third-party licensees or that any sales of related products will be made. We will not recognize revenue from any of our third-party licensees until all revenue recognition requirements are met.

Former Plan of Dissolution

On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan”), pursuant to which we would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. Following each subsequent periodic assessment, our Board of Directors postponed seeking shareholder approval for the Plan, and on November 9, 2020, our Board of Directors withdrew and terminated the Plan as a result of its successful Rights Offering. See below and Notes 12 and 14 to the Consolidated Financial Statements.

Results of Operations (in millions of dollars):

	For the Year Ended December 31,
	2020	2019
Revenues:
Royalties and milestones, net	$0.1	$0.2
Total revenues	0.1	0.2
Operating expenses:
General and administrative	1.4	1.2
Operating loss	(1.3)	(1.0)
Income tax expense	-	-
Net loss	$(1.3)	$(1.0)

Overview

The following table summarizes our royalties earned in 2020 and 2019:

Royalties and Milestones Revenues (in millions of dollars):

	For the Year Ended December 31,
		%
	2020	Change	2019
Royalties and milestones revenues	0.1	(50)	0.2

In 2020 and 2019, we earned total net royalties and milestones revenues of approximately $0.1 million and $0.2 million, respectively. The revenues in 2020 were from royalty revenues from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Viventia and from royalty revenues from Merck related to sales of PegIntron. Royalty revenues from Viventia and PegIntron accounted for 58% and 42%, respectively, of our total royalty revenues in 2020. The revenues in 2019 were primarily from royalty revenues from Merck related to sales of PegIntron. Royalty revenues from sales of PegIntron accounted for approximately 55% of our total royalty revenues in 2019. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020, and will expire in Japan in 2021 and Chile in 2024.

At December 31, 2018, according to Merck, we had a liability to Merck of approximately $439,000 based, primarily, on Merck’s assertions regarding recoupments related to prior returns and rebates. During 2019, net royalties from PegIntron were approximately $115,000. As such, as asserted by Merck, the Company’s liability to Merck was $324,000 at December 31, 2019, net of a 25% royalty interest held by DRI Capital Inc., as discussed in Note 4 to the Consolidated Financial Statements.

Net royalty revenues in 2020 from sales of PegIntron were approximately $22,000. Accordingly, as asserted by Merck, the Company’s net liability to Merck was $302,000 at December 31, 2020, as discussed in Note 4 to the Consolidated Financial Statements.

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

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%
	2020	Change	2019
General and administrative expenses	$1.4	15	$1.2

For the year ended December 31, 2020, general and administrative expenses were $1.4 million, up approximately $200,000 (15%) from $1.2 million in the prior year. The change in 2020 from 2019 was primarily from an increase in legal, consulting, and reporting fees, as partially offset by a decrease in contracted services and filing fee expenses. In particular, legal and other fees associated with the Section 382 rights plan and issues surrounding proxy filings and the annual meeting contributed significantly to the 2020 increase in general and administrative expenses.

In 2020 and 2019, general and administrative expenses consisted primarily of consulting fees for executive services, outside professional services for accounting, audit, tax and legal services.

Income Taxes

As a result of expenses exceeding revenue for the year ended December 31, 2020, we generated approximately $1.3 million in taxable loss before utilization of NOLs. We utilized none of our NOLs due to the taxable loss position. In 2020, due to the valuation allowance placed on our deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and we recorded no deferred tax expense during the year ended December 31, 2020. Absent an acquisition of a profitable business, we are projecting future tax losses and have recorded a full valuation allowance against our remaining deferred tax assets as of December 31, 2020, as we currently believe it is more likely than not that these assets will not be realized. However, we intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. To date, we have not identified any actionable acquisition candidates and, while we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in the Company’s ownership as a result of the successful completion of the Rights Offering. (See Note 14 to the Consolidated Financial Statements.)

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, forecasted sales of the drug products for which we have the right to receive royalties, our ability to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our NOLs and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, we cannot assure you that the estimates and assumptions upon which these projections and beliefs are based will prove accurate, that the projected results will be realized or that the actual results will not be substantially higher or lower than projected.

Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs, our Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on August 13, 2021 (unless that date is advanced or extended by the Board of Directors), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute and (iv) the close of business on the first day of a taxable year of the Company to which our Board of Directors determines that no NOLs may be carried forward.

Rights Offering

On September 1, 2020, our Board of Directors approved the Rights Offering consisting of shares of newly designated Series C Preferred Stock, par value $0.01 per share, and shares of the Company’s common stock. On October 9, 2020, the Rights Offering was completed and, as a result, we realized gross proceeds of approximately $43.6 million, issued 40,000 shares of Series C Preferred Stock and 30,000,000 shares of common stock such that there is currently an aggregate of 40,000 shares of Series C Preferred Stock and 74,214,603 shares of common stock outstanding. (See Note 14 to the Consolidated Financial Statements.)

With regard to the Series C Preferred Stock, on an annual basis, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of our common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. The liquidation value at December 31, 2020 was $1,012 per share. On or after November 1, 2022, we may redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that we redeem their shares in the event that we undergo a change of control.

We believe that the completion of the Rights Offering will not limit the use of our NOLs due to any Section 382 limitations.

The Company’s Board of Directors did not declare a dividend on the Series C Preferred Stock as of December 31, 2020. (See Note 15 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering. (See Note 14 to the Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum, We believe that our existing cash on hand will be sufficient to fund our operations, at least, through February 2022. Our future royalty revenues may be de minimis over the next several years unless and until we receive a share of milestone and royalty payments resulting from the approval and sale of Vicineum, and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities represents net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash used in operating activities during 2020 was $0.4 million, as compared to cash provided by operating activities of $6.9 million in 2019. The decrease of approximately $7.3 million was primarily attributable to our collection of a $7.0 million milestone receivable during 2019 and an approximately $0.3 million increase in our net loss.

Cash provided by financing activities was approximately $43.1 million in 2020, attributable entirely to the net proceeds from the Rights Offering in October 2020, offset by the payment of $0.5 million of offering-related costs.

The net effect of the foregoing was an increase of cash of approximately $42.7 million, from $5.4 million at December 31, 2019 to $48.1 million at December 31, 2020.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2020, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2020 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Revenues

Royalties under our agreements with third parties and pursuant to the sale of our former specialty pharmaceutical business are recognized when reasonably determinable and earned through the sale of the product by the third party and collection is reasonably assured. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees in the quarter subsequent to the period in which the sales occur.

Contingent payments due under the Asset Purchase Agreement for the sale of our former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on our part or the other party to complete the earning process.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020, we believe, based on our projections, that at this time it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful Completion of the Rights Offering (See Note 14 to the Consolidated Financial Statements).

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

Item 8. Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-20 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting

It is the responsibility of the management of Enzon Pharmaceuticals, Inc. and Subsidiaries to establish and maintain adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Enzon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Enzon are being made only in accordance with authorizations of management and directors of Enzon; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Enzon’s assets that could have a material effect on the consolidated financial statements of Enzon.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2020 our internal control over financial reporting was effective based on those criteria.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ Andrew Rackear	/s/ Richard L. Feinstein
Andrew Rackear	Richard L. Feinstein
Chief Executive Officer and Secretary	Vice President-Finance and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 23, 2021	February 23, 2021

Item 9B. Other Information

On February 22, 2021, the Board of Directors of the Company determined that the 2021 annual meeting of stockholders (the “2021 Annual Meeting”) will be held on June 2, 2021. The record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2021 Annual Meeting shall be the close of business on April 12, 2021.

Because the date of the 2021 Annual Meeting has changed more than 30 days after the anniversary of the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”), the Company is informing its stockholders of the revised deadlines for the submission of stockholder proposals. Stockholder proposals intended to be considered for inclusion in the Company’s proxy statement and form of proxy for presentation at the 2021 Annual Meeting must comply with Rule 14a-8 of the Securities Exchange Act of 1934, as amended (“Rule 14a-8”). Any stockholder proposal to be considered for inclusion in the Company’s proxy materials for the 2021 Annual Meeting must be submitted to the Company a reasonable time before the Company begins to print and send the proxy materials. The submission of a stockholder proposal does not guarantee that it will be included in the Company’s proxy materials.

Stockholders wishing to submit proposals for the 2021 Annual Meeting outside the process of Rule 14a-8 or nominate individuals to the Company’s Board of Directors must comply with the advance notice and other provisions of Article II, Section 2.15 of the Company’s Second Amended and Restated Bylaws. Since the date of the 2021 Annual Meeting has moved more than 25 days from the anniversary date of the 2020 Annual Meeting, to be timely, a notice by the stockholder must be delivered to the Corporate Secretary of the Company at the address set forth below not later than Friday, March 5, 2021.

Any proposals or director nominations submitted outside of Rule 14a-8 must be in proper form and delivered to or mailed and received at the following address not later than the deadline discussed above: Attn: Corporate Secretary, Enzon Pharmaceuticals, Inc., 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016. To be in proper form, a stockholder proposal, including any director nomination, must include all of the information required for such proposal or nomination by the Company’s Second Amended and Restated Bylaws.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2021 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2020, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2020 to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2021 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2020, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2020 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2021 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2020, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2020 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2021 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2020, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2020 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2021 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2020, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2020 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)
3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on August 14, 2020	(21)
3.5	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(21)
3.6	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(23)
4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	+
4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(21)
10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)
10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)
10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)
10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)

10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)
10.11	2001 Incentive Stock Plan Non-Qualified Stock Option Terms and Conditions**	(8)
10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)
10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)
10.14	2011 Stock Option and Incentive Plan**	(10)
10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.19	2007 Employee Stock Purchase Plan**	(7)
10.20	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)
10.21	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)
10.22	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)
10.23	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)
10.24	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)
10.25	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)
10.26	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.27	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.28	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(20)
10.29	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(20)
10.30	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(22)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Mezzanine Equity and Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(5)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(6)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(7)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(8)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(9)	Current Report on Form 8-K filed November 12, 2009

(10)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(11)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(12)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(13)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

(14)	Annual Report on Form 10-K for the year ended December 31, 2013 filed March 14, 2014

(15)	Current Report on Form 8-K filed May 1, 2014

(16)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 6, 2015

(17)	Current Report on Form 8-K filed February 9, 2016

(18)	Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed March 21, 2016

(19)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 9, 2016

(20)	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019

(21)	Current Report on Form 8-K filed August 14, 2020

(22)	Current Report on Form 8-K filed September 1, 2020

(23)	Current Report on Form 8-K filed September 23, 2020

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: February 23, 2021	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: February 23, 2021	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	February 23, 2021
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and Chief Financial Officer	February 23, 2021
Richard L. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Randolph C. Read	Chairman of the Board	February 23, 2021
Randolph C. Read

/s/ Jordan Bleznick	Director	February 23, 2021
Jordan Bleznick

/s/ Jennifer McNealey	Director	February 23, 2021
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, mezzanine equity and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below arises from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of realizability of deferred tax assets

As discussed in Note 9 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year ended December 31, 2020, the Company had deferred tax assets before valuation allowances of $38.2 million. As of December 31, 2020, the Company has recognized a full valuation allowance on the deferred tax assets. In assessing the realizability of deferred tax assets the Company must assess its tax planning strategies, enacted and effective tax law considerations, and whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration, using assumptions about Company-specific conditions and events.

We identified the assessment of realizability of deferred tax assets as a critical audit matter due to the significant judgment and estimation required by management in their assessment. This in turn led to a high degree of auditor subjectivity and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates and assumptions made by management.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the valuation of deferred taxes. Our procedures also included, among others, an evaluation of: (a) the expiration dates of certain deferred tax assets, primarily federal and state net operating loss carryforwards, (b) whether the Company may have experienced an ownership change resulting in annual limitation of net operating loss carryforwards, and (c) the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. We compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. These procedures also included, among others, the involvement of professionals with specialized skills and knowledge to assist in considering whether management demonstrated their ability and intent in executing planned strategies, including the reasonableness of the application of enacted and effective tax law.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Philadelphia, Pennsylvania

February 23, 2021

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$48,142	$5,446
Royalty receivable	31	-
Refundable tax credits receivable, current portion	-	485
Other current assets	59	62
Total current assets	48,232	5,993
Refundable tax credits receivable, net of current portion	-	485

Total assets	$48,232	$6,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$302	$324
Accrued expenses and other current liabilities	110	99
Total current liabilities	412	423

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,012 per share) at December 31, 2020; no shares issued and outstanding at December 31, 2019	40,460	-

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at December 31, 2020 and 44,214,603 at December 31, 2019	742	442
Additional paid-in capital	78,006	75,690
Accumulated deficit	(71,388)	(70,077)
Total stockholders’ equity	7,360	6,055
Total liabilities, mezzanine equity and stockholders’ equity	$48,232	$6,478

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues:
Royalties and milestones, net	$52	$207
Total revenues	52	207

Operating expenses:
General and administrative	1,357	1,180
Total operating expenses	1,357	1,180

Operating loss	(1,305)	(973)
Other income	1	-

Loss before income tax expense	(1,304)	(973)

Income tax expense	7	6

Net loss	(1,311)	(979)
Dividends on Series C preferred stock	(460)	-
Net loss available to common shareholders	$(1,771)	(979)

Loss per common share
Basic and diluted	$(0.03)	$(0.02)
Weighted average number of common shares
Basic and diluted	51,100	44,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

	Mezzanine Equity – Series C Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2018	-	$-	$44,215	$442	$83,649	$(69,098)	$14,993
Net loss	-	-	-	-	-	(979)	(979)
Common stock dividend	-	-	-	-	(7,959)	-	(7,959)
Balance, December 31, 2019	-	-	44,215	442	75,690	(70,077)	6,055
Net loss	-	-	-	-	-	(1,311)	(1,311)
Preferred stock dividend accumulation	-	460	-	-	(460)	-	(460)
Rights offering, proceeds net of expenses (Note 2)	40	40,000	30,000	300	2,776	-	3,076
Balance, December 31, 2020	40	$40,460	74,215	$742	$78,006	$(71,388)	$7,360

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,311)	$(979)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in milestone receivable	-	7,000
(Increase) decrease in other current assets and accounts receivable	(28)	8
Decrease in refundable tax credit receivable	970	970
Decrease in accounts payable	(22)	(115)
Increase in accrued expenses and other current liabilities	11	21
Net cash (used in) provided by operating activities	(380)	6,905

Cash flows from financing activities:
Payment of offering costs	(524)	-
Proceeds from rights offering	43,600	-
Common stock dividends	-	(7,959)
Net cash provided by (used in) financing activities	43,076	(7,959)
Net increase (decrease) in cash	42,696	(1,054)
Cash and cash equivalents at beginning of year	5,446	6,500
Cash and cash equivalents at end of year	$48,142	$5,446

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$460	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where it can become an acquisition platform and more fully utilize its net operating loss carryforwards (“NOLs”) and enhance stockholder value.

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 14 to our Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to realize the value of its approximately $103 million net operating losses (“NOLs”) by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors adopted a Section 382 rights plan (see Note 13 to our Condensed Consolidated Financial Statements).

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, the Company has had no clinical operations and limited corporate operations. Enzon has a marketing agreement in the drug Vicineum, which, if approved, will, potentially, generate milestone and royalty payments to it in the future. Enzon cannot assure you that it will earn material future royalties or milestones.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 30, 2019, the Company entered into a letter agreement with Servier, a wholly owned indirect subsidiary of Les Laboratoires Servier, in connection with the asset purchase agreement dated as of November 9, 2009 (the “Asset Purchase Agreement”), by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. (“Defiante”) and Sigma-Tau, on the one hand, and the Company, on the other hand. Under the letter agreement, Servier, as successor-in-interest to Defiante, confirmed its obligation to pay the Company a $7.0 million milestone payment related to SC Oncaspar as a result of the U.S. Food and Drug Administration’s (“FDA”) December 20, 2018 approval of calaspargase pegol – mknl (brand name ASPARLAS™) as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia in pediatric and young adult patients age one month to 21 years. In addition, under the letter agreement, the Company agreed to waive Servier’s obligations to pursue the development of SC Oncaspar in Europe and the approval of SC Oncaspar by the European Medicines Agency (“EMEA”) under the Asset Purchase Agreement, provided that the Company did not waive Servier’s obligation to make any applicable milestone payment to the Company upon EMEA approval, if any, of SC Oncaspar. Servier was required to make the $7.0 million milestone payment to the Company within three business days following the parties’ completion of procedures for claiming benefits under the double tax treaty between the United States and the United Kingdom. The Company recorded that amount as a current receivable at December 31, 2018. The Company received the $7.0 million payment in July 2019.

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which the Company may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of involvement by the Company in the development and approval process, there is substantial uncertainty as to whether the Company will receive any milestone or royalty payments under the Micromet Agreement. The Company will not recognize revenue until all revenue recognition requirements are met.

In August 2020, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. (See Note 13 to the Consolidated Financial Statements.)

In September 2020, the Company’s Board of Directors approved a Rights Offering (the “Rights Offering”), by which the Company distributed, at no charge to all holders of its common stock on September 23, 2020 (the “Record Date”), transferable subscription rights to purchase units (“Units”) at a subscription price per Unit of $1,090. In the Rights Offering, each stockholder on the Record Date received one subscription right for every share of common stock owned on the Record Date. For every 1,105 subscription rights held, a stockholder was entitled to purchase one Unit at the subscription price. Each Unit consisted of one share of newly designated Series C Preferred Stock, par value $0.01 per share, and 750 shares of the Company’s common stock. The subscription period for the Rights Offering ended on October 9, 2020.

As a result of the sale of all 40,000 Units available for purchase in the Rights Offering, the Company received approximately $43.6 million of gross proceeds and had 40,000 shares of Series C Preferred Stock outstanding and an aggregate of 74,214,603 shares of common stock outstanding following the Rights Offering. (See Note 14 to the Consolidated Financial Statements.)

On December 31st of each year, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Company’s Board of Directors did not declare a dividend as of December 31, 2020 and, at December 31, 2020, the liquidation value of the Series C Preferred Stock was $1,012 per share. (See Note 15 to the Consolidated Financial Statements.)

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016 through a service agreement with Regus Management Group, LLC.

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

Deferred Stock Offering Expenses

The Company classified expenses related to the Rights Offering (See Note 14 to the Consolidated Financial Statements) not completed as of the balance sheet date as Deferred Stock Offering Expenses. Such expenses, aggregating approximately $524,000, were reclassified as an offset to Additional Paid-in-Capital upon completion of the Rights Offering.

Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2020 and 2019 due to their short-term nature. As of December 31, 2020, the Company held cash equivalents aggregating approximately $43.6 million.

Revenue Recognition

Royalty revenues from the Company’s agreements with third parties are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. As a result, no provision for uncollectible accounts is established upon recognition of revenues.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and several related ASUs on practical expedient and targeted improvements. These ASUs require lessees to recognize the assets and liabilities that arise from leases on the balance sheets. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted these ASUs on accounting for leases effective January 1, 2019. Due to the current nature of the Company’s lease obligations, adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

  The Company adopted, ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” effective January 1, 2020. The amendments of ASU 2016-13 are intended to provide information related to expected credit losses on financial instruments and other commitments to extend credit. Due to the current nature of the Company’s financial instruments and other commitments, adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)	Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). As of December 31, 2018, according to Merck, the Company had a net liability to Merck (net of a 25% royalty interest held by DRI Capital, Inc.) aggregating approximately $439,000. This was based on Merck’s assertions regarding the net result of overpayments, rebates and returns related to prior periods’ sales of PegIntron. Merck expected to recoup such overpayments through reductions of future royalties earned by the Company. In the year ended December 31, 2019, net royalties from PegIntron were approximately $115,000. As such, as asserted by Merck, the Company’s net liability to Merck was $324,000 at December 31, 2019.

During the year ended December 31, 2020, net royalty revenues from Merck aggregated approximately $22,000. Accordingly, as asserted by Merck, the Company’s net liability to Merck was approximately $302,000 at December 31, 2020.

The Company believes that it will receive little or no future royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Professional and consulting fees	$92	$81
Other	18	18
	$110	$99

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which, at December 31, 2020, 40,000 shares have been issued, are outstanding and are designated as Series C in connection with the Rights Offering discussed in Note 14 and 100,000 shares have been designated as Series A-1 Junior Participating Preferred Stock in connection with the August 2020 Section 382 rights plan discussed in Note 13.

Common Stock

As of December 31, 2020, the Company reserved 9,818,392 shares of its common stock for the non-qualified and incentive stock plans.

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

(7)	Loss Per Common Share

Basic earnings (loss) per common share (EPS) is calculated by dividing net income (loss), less any dividends, accretion or reduction or redemption on our Series C Preferred Stock, by the weighted average number of common shares outstanding during the reported period. Restricted stock awards and restricted stock units (collectively, “nonvested shares”) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted earnings per common share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive.

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the years ended December 31, 2020 and 2019, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the years ended December 31, 2020 and 2019, there were no common stock equivalents. Loss per common share information was as follows (in thousands, except per share amounts) for the years ended December 31, 2020 and 2019:

	2020	2019
Loss per Common Share – Basic and Diluted
Net loss for year	$(1,311)	$(979)
Dividends on Series C preferred stock	(460)	-
Net loss available to common shareholders	$(1,771)	$(979)

Weighted-average number of common shares outstanding	51,100	44,215

Basic and diluted loss per common share	$(0.03)	$(0.02)

At December 31, 2020 and 2019, options for 25,000 and 41,787 shares, respectively, were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)	Stock Options

Through the Compensation Committee of the Board, the Company administers the 2011 Stock Option and Incentive Plan (the “2011 Plan”), which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2020, the 2011 Plan authorized equity-based awards for 5.0 million common shares of which approximately 4.6 million shares remained available for grant. However, there will be no further grants made pursuant to this plan.

In connection with the special cash dividends that were paid on March 21, 2019 to stockholders of record as of February 21, 2019 and on October 15, 2019 to stockholders of record as of October 1, 2019 (See Note 6 to the Consolidated Financial Statements), the Compensation Committee of the Board approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

The following summary of the activity in the Company’s outstanding stock option plans, includes the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan and reflects the equitable adjustments approved by the Board (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)
Outstanding at December 31, 2020 and 2019
December 31, 2019	42	$2.93	1.23	$-
Expired and forfeited	(17)	-	-	-

December 31, 2020	25	$1.31	1.05	$-

Vested at December 31, 2020 and 2019
December 31, 2019	42	$2.93	1.23	$-
Expired and forfeited	(17)

December 31, 2020	25	$1.31	1.05	$-

Exercisable at December 31, 2020 and 2019
December 31, 2019	42	$2.93	1.23	$-
Expired and forfeited	(17)

December 31, 2020	25	$1.31	1.05	$-

As of December 31, 2020, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

No options were granted during the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company recorded no stock-based compensation related to stock options. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options during either of the years ended December 31, 2020 and 2019.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)	Income Taxes

The components of the income tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$-
State and foreign	7	6
Total current	7	6
Deferred:
Federal and state	-	-

Income tax provision	$7	$6

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for years ended December 31, 2020 and 2019) to income before taxes (in thousands):

	Year Ended December 31,
	2020	2019
Income tax provision at federal statutory rate	$(274)	$(204)
Add (deduct) effect of:
State income taxes, net of federal tax	(86)	(65)
Expiration of federal research and development credits	1,039	416
Expiration of capital loss carryforwards	-	-
Change in valuation allowance	(672)	(141)

Income tax provision	$7	$6

No federal income tax expense was incurred in relation to normal operating results.

As of December 31, 2020 and 2019, the cumulative tax effects of temporary differences that give rise to the deferred tax assets were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforward	$23,398	$23,030
Research and development credits carryforward	14,795	15,835
Total gross deferred tax assets	38,193	38,865
Less valuation allowance	(38,193)	(38,865)
Net deferred tax assets	$-	$-

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2019, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of its deferred tax assets. Accordingly, it recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2019. In 2020, the Company generated approximately $1.3 million in taxable loss before utilization of NOLs. The Company utilized none of the NOLs due to the taxable loss position. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense at December 31, 2020. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $103 million NOLs. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

At December 31, 2020, the Company had federal NOLs of approximately $103 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.2 million that expire in the years 2031 through 2040. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provides for a five-year carryback period for net operating losses generated after 2017, but before 2021. The CARES Act also removes the annual utilization limit of 80% of taxable income and allows the net operating losses to offset 100% of taxable income during this period. Net operating losses generated in 2018 and later have an indefinite carryforward period and net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.

The Company had federal and state capital loss carryforwards of approximately $1.2 million that expired in 2018. The Company also had federal research and development (“R&D”) credit carryforwards of approximately $1.0 million that expired in 2020. The Company has remaining R&D credit carryforwards of approximately $14.8 million that expire in the years 2021 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

The Company’s ability to use the NOLs and R&D tax credit carryforwards may be limited, as they are subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. However, management of the Company believes that the Company’s NOLs will not be limited by any changes in the Company’s ownership as a result of the successful completion of the Rights Offering. (See Note 14 to the Consolidated Financial Statements.) Additionally, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan. (See Note 13 to the Consolidated Financial Statements.)

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among its numerous changes to the Internal Revenue Code, the Tax Cut and Jobs Act allowed companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability. As a result of the Tax Cuts and Jobs Act’s provision allowing for the refund of MTC, the Company recorded $485,000 as a long-term receivable and $485,000 as a current receivable as of December 31, 2019. As a result of provisions in the CARES Act, both the current and long-term amounts were received in 2020.

The Company has not recorded a liability for unrecognized income tax benefits.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	Significant Agreements

Merck Agreement

See Note 4 to the Consolidated Financial Statements regarding Merck royalty revenues.

Servier Agreement

See Note 1 to the Consolidated Financial Statements regarding the Servier milestone obligation to the Company.

(11)	Commitments and Contingent Liabilities

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. On March 11, 2020, the World Health Organization characterized the global spread of COVID-19 as a pandemic. In an effort to slow the spread of the virus, the United States and many other countries around the world imposed restrictions on non-essential work activities, travel and mass gatherings. Although these restrictions have been eased in some areas, it is not known whether these lockdowns and other restrictions will be reintroduced, especially in light of the uncertainty regarding cases in the United States, when they will end or the ultimate impact these unprecedented actions will have on the Company’s financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which the Company shares the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19. In addition, the effects of the COVID-19 pandemic, including the current global challenges, may negatively impact the Company’s search for a business acquisition or investment, as well as negatively impacting the business and/or results of operations of any target business which the Company acquires or in which it invests.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)	Other Corporate Event

Former Plan of Liquidation and Dissolution

On February 4, 2016, the Company’s Board of Directors adopted a Plan of Liquidation and Dissolution, pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved. On November 9, 2020, the Company’s Board of Directors withdrew and terminated the Plan of Liquidation and Dissolution as a result of the completion of the Rights Offering. (See Note 14 to the Consolidated Financial Statements.)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)	Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on August 13, 2021 (unless that date is advanced or extended by the Board), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which the Company’s Board of Directors determines that no NOLs may be carried forward.

(14)	Rights Offering

On September 1, 2020, the Company’s Board of Directors approved a Rights Offering. For every 1,105 subscription rights held, a stockholder was entitled to purchase one Unit at the subscription price of $1,090. Each Unit consisted of one share of newly designated Series C Preferred Stock, par value $0.01 per share, and 750 shares of the Company’s common stock. On October 9, 2020, the Rights Offering expired and, as a result of the sale of all 40,000 Units, the Company received approximately $43.6 million in gross proceeds and issued shares of Series C Preferred Stock and shares of common stock such that, following the closing of the Rights Offering, there was an aggregate of 40,000 shares of Series C Preferred Stock outstanding and 74,214,603 shares of common stock outstanding.

On December 31st each year, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. At December 31, 2020, the liquidation value of the Series C Preferred Stock was $1,012 per share. On or after November 1, 2022, the Company may redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that the Company redeem their shares in the event that the Company undergoes a change of control as defined in the Certificate of Designation of the Series C Preferred Stock.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15)	Series C Preferred Stock

In October 2020, the Company issued 40,000 shares of Series C Preferred Stock for an aggregate purchase price of $40.0 million.

As of December 31, 2020, the Company’s Board of Directors had not declared a cash dividend on the Series C Preferred Stock. Accordingly, the Company recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $12 per share of Series C Preferred Stock, aggregating approximately $460,000, for a cumulative liquidation value of approximately $40,460,000 as of December 31, 2020.

After November 1, 2022, there is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets.

(16)	Subsequent Events

On January 4, 2021, the Company announced that Andrew Rackear had, on December 30, 2020, communicated to the Board his intent to retire from his role as the Company’s Chief Executive Officer (“CEO”) effective February 26, 2021. On January 4, 2021, the Company also announced that Richard L. Feinstein, Enzon’s Chief Financial Officer (“CFO”), was appointed as CEO and Secretary, effective February 26, 2021, and would remain as the Company’s CFO.