Form 10-Q
period 2021-03-31
ENZON PHARMACEUTICALS, INC.
filed 2021-05-04
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Shares of Common Stock outstanding as of April 23, 2021: 74,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$48,187	$48,142
Royalty and milestone receivable	65	31
Other current assets	40	59
Total current assets	48,292	48,232

Total assets	$48,292	$48,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$329	$302
Accrued expenses and other current liabilities	132	110
Total current liabilities	461	412

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,024 and $1,012 per share) at March 31, 2021 and December 31, 2020	40,966	40,460

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at March 31, 2021 and December 31, 2020	742	742
Additional paid-in capital	77,500	78,006
Accumulated deficit	(71,377)	(71,388)
Total stockholders’ equity	6,865	7,360
Total liabilities, mezzanine equity and stockholders’ equity	$48,292	$48,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Royalties and milestones, net	$381	$2
Total revenues	381	2

Operating expenses:
General and administrative	370	242
Total operating expenses	370	242

Operating income (loss)	11	(240)
Other income	2	-

Income (loss) before income tax expense	13	(240)

Income tax expense	2	2

Net income (loss)	11	(242)
Dividends on Series C preferred stock	(506)	-
Net loss available to common shareholders	$(495)	(242)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares
Basic and diluted	74,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	-	-	44,215	442	75,690	(70,077)	6,055
Net loss	-	-	-	-	-	(242)	(242)
Balance, March 31, 2020	-	$-	44,215	$442	$75,690	$(70,319)	$5,813

	Mezzanine Equity – Series C Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	40	40,460	74,215	742	78,006	(71,388)	7,360
Net income	-	-	-	-	-	11	11
Preferred stock dividend accumulation	-	506	-	-	(506)	-	(506)
Balance, March 31, 2021	40	$40,966	74,215	$742	$77,500	$(71,377)	$6,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11	$(242)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities	34	(60)
Net cash provided by (used in) operating activities	45	(302)

Net increase (decrease) in cash	45	(302)

Cash beginning of period	48,142	5,446

Cash end of period	$48,187	$5,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where it can become an acquisition platform and more fully utilize its net operating loss carryforwards (“NOLs”) and enhance stockholder value.

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 12 to our Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to realize the value of its approximately $103 million net operating loss carryforwards (“NOLs”) by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors adopted a Section 382 rights plan (see Note 11 to our Condensed Consolidated Financial Statements).

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, the Company has had no clinical operations and limited corporate operations. Enzon has a marketing agreement relating to the drug Vicineum, which, if approved, will, potentially, generate milestone and royalty payments to it in the future. Enzon cannot assure you that it will earn material future royalties or milestones.

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which the Company may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, the Company earned a milestone of $409,430 in the first quarter of 2021. The amount of $344,638 was received during that quarter and the balance of $64,792 was recorded as a receivable as of March 31, 2021. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization Application (“MMA”) for Vicineum was found to be valid and the review procedure has officially started. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of involvement by the Company in the development and approval process, there is substantial uncertainty as to whether the Company will receive additional milestone or any royalty payments under the Micromet Agreement. The Company will not recognize revenue until all revenue recognition requirements are met.

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Basis of Presentation (continued)

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

Recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future Condensed Consolidated Financial Statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at March 31, 2021 and 2020 due to their short-term nature. As of March 31, 2021 and December 31, 2020, the Company held cash equivalents aggregating approximately $43.6 million.

(5)	Supplemental Cash Flow Information

The Company made no income tax payments during the three months ended March 31, 2021 and 2020, respectively. There were no interest payments made during the three months ended March 31, 2021 or 2020.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)	Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss), less any dividends, accretion or reduction or redemption on our Series C Preferred Stock, by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, “nonvested shares”) are not considered to be outstanding shares until the service or performance vesting period has been completed.

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the quarters ended March 31, 2021 and 2020, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the three-month periods ended March 31, 2021 and 2020, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Income (Loss) Per Common Share – Basic and Diluted:
Net income (loss)	$11	$(242)
Dividends on Series C preferred stock	$(506)	$-
Net loss available to common shareholders	$(495)	$(242)

Weighted-average common shares outstanding	74,215	44,215

Basic and diluted loss per share	$(0.01)	$(0.01)

At March 31, 2021 and 2020, options for 25,000 and 41,787 shares, respectively, were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares.

(7)	Stock Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2021 no options were granted and the Company incurred no stock-based compensation expense. No RSUs were granted during the three months ended, or outstanding as of, March 31, 2021.

There were no options granted during the three months ended March 31, 2020 and no RSUs were granted during, or outstanding as of, the three months ended March 31, 2020. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2021 and related balances outstanding as of that date are reflected below:

Stock Options
Outstanding at January 1, 2021	25,000
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at March 31, 2021	25,000

Options vested and expected to vest at March 31, 2021	25,000

Options exercisable at March 31, 2021	25,000

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	Income Taxes

During each of the three-month periods ended March 31, 2021 and 2020, the Company recorded approximately $2,000 of income tax expense for New Jersey state income tax.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2020, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of its deferred tax assets. However, although there can be no certainty of such, if the Company’s acquisition strategy is successful and future taxable income is projected, among other things, the valuation allowance will be reevaluated. Accordingly, it recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2020. In 2021, the Company projects a taxable loss before utilization of NOLs. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense as of March 31, 2021. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $103 million NOLs. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At March 31, 2021, the Company had federal NOLs of approximately $103 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.8 million that expire in the years 2031 through 2041. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income. The Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, suspended the 80% limitation for taxable years 2018 through 2020 and provided for a five-year carryback period for net operating losses for those years. Net operating losses generated in 2017 and earlier continue to be carried forward for 20 years and have no 80% limitation on utilization.

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

(10)	Accounts Payable

Due to returns, rebates and other adjustments, at various times, Merck has notified the Company of its expected repayment of previously paid royalties. As of December 31, 2020, according to Merck, the Company had a net liability to Merck (net of a 25% royalty interest that the Company had previously sold) aggregating approximately $302,000. This was based on Merck’s assertions regarding the net result of overpayments, rebates and returns related to prior periods sales of PegIntron. Merck expected to be repaid for such overpayments through reductions of future royalties earned by the Company. During the three months ended March 31, 2021, Merck notified the Company of an additional amount they believe is owed to them approximating $27,000. Accordingly, at March 31, 2021, the Company recorded a net payable to Merck of approximately $329,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no additional royalties from Merck.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11)	Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on August 13, 2021 (unless that date is advanced or extended by the Board), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which the Company’s Board of Directors determines that no NOLs may be carried forward. The Company is seeking stockholder ratification of the Section 382 rights plan at the Company’s 2021 annual meeting scheduled for June 2, 2021.

(12)	Rights Offering

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

Pursuant to the Rights Offering, Icahn Capital LP, together with its affiliates, subscribed for 5,971 Units (its pro-rata share of the Rights Offering) representing the purchase of 4,478,250 shares of the Company’s common stock and 5,971 shares of Series C Preferred Stock. Icahn Capital LP also purchased all Units that remained unsubscribed for at the expiration of the Rights Offering to the extent that other holders elected not to exercise all of their respective subscription rights, which totaled 33,306 Units representing the purchase of 24,979,500 shares of common stock and 33,306 shares of Series C Preferred Stock. Following the completion of the Rights Offering, Icahn Capital LP, together with its affiliates, owned approximately 48% of the Company’s outstanding common stock and approximately 98% of the Company’s outstanding Series C Preferred Stock.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13)	Series C Preferred Stock

In October 2020, the Company issued 40,000 shares of Series C Preferred Stock for an aggregate purchase price of $40.0 million.

On December 31st of each year, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Company’s Board of Directors did not declare a dividend as of December 31, 2020 or subsequently. Accordingly, dividends on the Series C Preferred Stock were accrued at 5% at December 31, 2020, aggregating approximately $460,000. Accordingly, as of December 31, 2020, the cumulative liquidation value of the Series C Preferred Stock was approximately $40,460,000 ($1,012 per share).

As of March 31, 2021, pursuant to the terms of the Series C Preferred Stock, the Company’s Board of Directors had not declared a cash dividend on the Series C Preferred Stock as dividends on such stock are only declared and paid once a year on or about December 31st of each year. As of March 31, 2021, the Board had not yet determined whether to declare a cash dividend at the end of 2021. Since a determination has not been made, the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $12 per share of Series C Preferred Stock, aggregating approximately $506,000, for a cumulative liquidation value of approximately $40,966,000 ($1,024 per share) as of March 31, 2021. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

The Company may not repurchase or redeem the Series C Preferred Stock prior to November 1, 2022. Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries. The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2020 Annual Report on Form 10-K.

Forward-Looking Information and Factors That May Affect Future Results

The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the following discussion, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved.

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

In September 2020, we initiated a rights offering for our common and preferred stock (see below and Note 12 to our Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to realize the value of our approximately $103 million net operating loss carryforwards (“NOLs”) by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, our Board of Directors adopted a Section 382 rights plan (see Note 11 to our Condensed Consolidated Financial Statements).

Historically, we had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, we have had no clinical operations and limited corporate operations. Enzon has a marketing agreement relating to the drug Vicineum, which, if approved, will, potentially, generate milestone and royalty payments to us in the future. We cannot assure you that we will earn material future royalties or milestones.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, we earned a milestone of $409,430 in the first quarter of 2021. The amount of $344,638 was received during that quarter and the balance of $64,792 was recorded as a receivable as of March 31, 2021. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization Application (“MMA”) for Vicineum was found to be valid and the review procedure has officially started. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of involvement by us in the development and approval process, there is substantial uncertainty as to whether we will receive additional milestone or any royalty payments under the Micromet Agreement. We will not recognize revenue until all revenue recognition requirements are met.

On January 4, 2021, we announced that Mr. Andrew Rackear had, on December 30, 2020, communicated to the Board his intent to retire from his role as our Chief Executive Officer (“CEO”) effective February 26, 2021. On January 4, 2021, we also announced that Mr. Richard L. Feinstein, Enzon’s Chief Financial Officer (“CFO”), was appointed as CEO and Secretary, effective February 26, 2021, and would also remain as the Company’s CFO.

Acquisition Activities

Our Board of Directors and our management are actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with our long-term strategy. Our management and Board of Directors have made a number of contacts and engaged in discussions with principals of individual companies and financial advisors on behalf of various individual companies, while continuing to evaluate potential transactions. To date, we have not developed any actionable transactions. We will continue to update our stockholders as material developments arise.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars.

Results of Operations

Revenues:

Milestones and Royalties (in thousands of dollars):

	Three Months Ended March 31,
	2021	Percent Change	2020
Milestone and royalty revenue	$381	1,895%	$2

In the three months ended March 31, 2021, we earned approximately $409,000 in milestone revenue from Sesen. Separately, in the three months ended March 31, 2021, we were notified by Merck of an approximate $27,000 repayment they believe they are owed of previously-paid royalties on PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for 100% of our total milestone and royalty revenues for the three-month period ended March 31, 2020. Sales of PegIntron-related products will continue their declining trend and we expect to receive little or no future royalties from Merck.  Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020, and will expire in Japan in December 2021 and Chile in April 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended March 31, 2021.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended March 31,
	2021	Percent Change	2020
General and administrative	$370	53%	$242

General and administrative expenses increased by approximately $128,000, or 53%, to approximately $370,000 for the first quarter of 2021 from approximately $242,000 for the first quarter of 2020. This increase in expense is substantially attributable to the increase in consulting fees and legal fees.

Tax Expense:

We incurred a tax expense of approximately $2,000 in the first quarter of 2021 and $2,000 in the first quarter of 2020 for the state minimum taxes.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering. (See Note 12 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we received milestone revenue of approximately $409,000 from Sesen during the three months ended March 31, 2021, of which approximately $334,000 was received during that quarter. We may become entitled to additional milestone payments as a result of regulatory filings in the United States and Europe in connection with Vicineum. We may share in royalty payments upon the approval and sale of Vicineum, We believe that our existing cash on hand will be sufficient to fund our operations, at least, through May 2022. Our future royalty revenues may be de minimis over the next several years unless and until we receive a share of milestone and royalty payments resulting from the approval and sale of Vicineum, and we cannot assure you that we will receive any royalty, milestone or other payments or revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities represents a net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during the three months ended March 31, 2021 was approximately $45,000, as compared to cash used in operating activities of approximately $302,000 during the comparable period in 2020. The increase of approximately $347,000 was primarily attributable to cash provided by the milestone payment from Sesen received during the first quarter of 2021.

The net effect of the foregoing was an increase of cash of approximately $45,000, from $48.1 million at December 31, 2020 to $48.2 million at March 31, 2021.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of March 31, 2021 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2021, we believe, based on our projections, that at this time it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 13 to the Condensed Consolidated Financial Statements).

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	We may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets and enhance stockholder value as a public company acquisition vehicle.

•	Our sources of revenue are limited and we may incur losses for the foreseeable future.

•	In recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired in various jurisdictions and, except for Vicineum, will, by 2024, expire world-wide. We currently do not anticipate any significant royalties from other sources, but we may acquire new sources of royalty revenues.

•	The unprecedented actions taken globally to control the spread of COVID 19, as well as the uncertainty surrounding the success of global vaccination efforts, may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.

•	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.

•	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

•	We have adopted a Section 382 rights plan, which may discourage a corporate takeover.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders.

•	The interests of our significant stockholders may conflict with the interests of other stockholders.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

•	If we experience a “Change of Control,” as defined in Certificate of Designation of the Series C Preferred Stock, the holders of the Series C Preferred Stock shall have the right, at such holder’s option, to require the Company to redeem at the Liquidation Preference then in effect all or a portion of such holder’s shares of Series C Preferred Stock, which would negatively impact our available cash.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the .SEC, including in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 23, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	This certification is not deemed filed by the Commission and is not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 4, 2021	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)