Form 10-Q
period 2021-06-30
ENZON PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock outstanding as of July 30, 2021: 74,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$48,191	$48,142
Royalty and milestone receivable	—	31
Other current assets	55	59

Total assets (all current)	$48,246	$48,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$302
Accrued expenses and other current liabilities	103	110
Total current liabilities	434	412

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,037 and $1,012 per share) at June 30, 2021 and December 31, 2020	41,472	40,460

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at June 30, 2021 and December 31, 2020	742	742
Additional paid-in capital	76,994	78,006
Accumulated deficit	(71,396)	(71,388)
Total stockholders’ equity	6,340	7,360
Total liabilities, mezzanine equity and stockholders’ equity	$48,246	$48,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Royalties and milestones, net	$291	$8	$672	$10
Total revenues	291	8	672	10

Operating expenses:
General and administrative	312	244	682	486
Total operating expenses	312	244	682	486

Operating loss	(21)	(236)	(10)	(476)
Other income	2	—	4	—

Loss before income tax expense	(19)	(236)	(6)	(476)

Income tax expense	—	—	2	2

Net loss	(19)	(236)	(8)	(478)
Dividends on Series C preferred stock	(506)	—	(1,012)	—
Net loss available to common shareholders	$(525)	$(236)	$(1,020)	$(478)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares – basic	74,215	44,215	74,215	44,215
Weighted-average number of shares – diluted	74,215	44,215	74,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	44,215	$442	$75,690	$(70,077)	$6,055
Net loss	—	—	—	—	—	(242)	(242)
Balance, March 31, 2020	—	—	44,215	442	75,690	(70,319)	5,813
Net loss	—	—	—	—	—	(236)	(236)
Balance, June 30, 2020	—	$—	44,215	$442	$75,690	$(70,555)	$5,577

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	40	$40,460	74,215	$742	$78,006	$(71,388)	$7,360
Net income	—	—	—	—	—	11	11
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, March 31, 2021	40	40,966	74,215	742	77,500	(71,377)	6,865
Net loss	—	—	—	—	—	(19)	(19)
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, June 30, 2021	40	$41,472	74,215	$742	$76,994	$(71,396)	$6,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8)	$(478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities	57	941
Net cash provided by operating activities	49	463

Net increase in cash	49	463

Cash beginning of period	48,142	5,446

Cash end of period	$48,191	$5,909

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

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which the Company may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, the Company earned a milestone of $409,430 in the first quarter of 2021, which was fully paid by June 30, 2021. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization Application (“MMA”) for Vicineum was found to be valid and the review procedure has officially started. Accordingly, the Company received an additional milestone payment of $292,284 during the quarter ended June 30, 2021. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of involvement by the Company in the development and approval process, there is substantial uncertainty as to whether the Company will receive additional milestone or any royalty payments under the Micromet Agreement or any other agreements. The Company will not recognize revenue until all revenue recognition requirements are met.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Royalty revenues from the Company’s agreements with third parties are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred or milestone criteria have been reached. The Company does not participate in the selling or marketing of products for which it receives royalties. No provision for uncollectible accounts is established upon recognition of revenues.

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

(4)          Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at June 30, 2021 and December 31, 2020 due to their short-term nature. As of both June 30, 2021 and December 31, 2020, the Company held cash equivalents aggregating approximately $43.6 million.

(5)          Supplemental Cash Flow Information

The Company made no income tax payments during the three and six-month periods ended June 30, 2021 or 2020. There were no interest payments made during the three and six-month periods ended June 30, 2021 or 2020.

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the three and six-month periods ended June 30, 2021 and 2020, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the three and six-month periods ended June 30, 2021 and 2020, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Loss Per Common Share – Basic and Diluted:
Net loss	$(19)	$(236)	$(8)	$(478)
Dividends on Series C preferred stock	(506)	—	(1,012)	—
Net loss available to common shareholders	$(525)	$(236)	(1,020)	$(478)

Weighted-average number of common shares outstanding	74,215	44,215	74,215	44,215

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

For the six-month periods ended June 30, 2021 and 2020 and the three-month periods ended June 30, 2021 and 2020, there were 25,000 and 41,787 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive.

(7)          Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the six months ended June 30, 2021, no options were granted, and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of June 30, 2021.

There were no options granted during the six months ended June 30, 2020 and no nonvested shares granted or outstanding during the six months ended June 30, 2020. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the six months ended June 30, 2021 and related balances outstanding as of that date are reflected below (in thousands):

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Outstanding at January 1, 2021	25,000
Granted	—
Exercised and vested	—
Expired and forfeited	—
Outstanding at June 30, 2021	25,000

Options vested at June 30, 2021	25,000

Options exercisable at June 30, 2021	25,000

(8)          Income Taxes

During the six-month and three-month periods ended June 30, 2021, the Company recorded approximately $2,000 and $0, respectively, of income tax expense for New Jersey state income tax.

During the six-month and three-month periods ended June 30, 2020, the Company recorded approximately $2,000 and $0, respectively, of income tax expense for New Jersey state income tax.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2020, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of its deferred tax assets. However, although there can be no certainty of such, if the Company’s acquisition strategy is successful and future taxable income is projected, among other things, the valuation allowance will be reevaluated. Accordingly, the Company recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2020. In 2021, the Company projects a taxable loss before utilization of NOLs. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense as of June 30, 2021. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $103 million NOLs. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At June 30, 2021, the Company had federal NOLs of approximately $103 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.8 million that expire in the years 2031 through 2041. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income. The Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, suspended the 80% limitation for taxable years 2018 through 2020 and provided for a five-year carryback period for net operating losses for those years. Net operating losses generated in 2017 and earlier continue to be carried forward for 20 years and have no 80% limitation on utilization.

(9)       Commitments and Contingent Liabilities

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. On March 11, 2020, the World Health Organization characterized the global spread of COVID-19 as a pandemic. In an effort to slow the spread of the virus, the United States and many other countries around the world imposed restrictions on non-essential work activities, travel and mass gatherings. Although these restrictions have been eased in some areas, it is not known whether these lockdowns and other restrictions will be reintroduced, especially in light of the uncertainty regarding cases in the United States, including the impact of the Delta variant, when they will end or the ultimate impact these unprecedented actions will have on the Company’s financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which the Company shares the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19. In addition, the effects of the COVID-19 pandemic, including the current global challenges, may negatively impact the Company’s search for a business acquisition or investment, as well as negatively impacting the business and/or results of operations of any target business which the Company acquires or in which it invests.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10)       Accounts Payable

Due to returns, rebates and other adjustments, at various times, Merck has notified the Company of its expected repayment of previously paid royalties. As of December 31, 2020, according to Merck, the Company had a net liability to Merck (net of a 25% royalty interest that the Company had previously sold) aggregating approximately $302,000. This was based on Merck’s assertions regarding the net result of overpayments, rebates and returns related to prior periods sales of PegIntron. Merck expected to be repaid for such overpayments through reductions of future royalties earned by the Company. During the three months ended March 31, 2021, Merck notified the Company of an additional amount they believe is owed to them approximating $27,000. During the three months ended June 30, 2021, Merck notified the Company of an additional amount they believe is owed to them approximating $2,000. Accordingly, at June 30, 2021, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no material additional royalties from Merck.

(11)       Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on June 2, 2024 (unless that date is advanced or extended by the Board), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which the Company’s Board of Directors determines that no NOLs may be carried forward. The Company received stockholder ratification of the Section 382 rights plan at the Company’s 2021 annual meeting held June 2, 2021. In connection with the stockholder ratification, on June 4, 2021, effective as of June 2, 2021, the Company amended the Section 382 rights plan to extend the original expiration date from the close of business on August 13, 2021 to the close of business on June 2, 2024.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31st of each year, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Company’s Board of Directors did not declare a dividend as of December 31, 2020 or subsequently. Accordingly, dividends on the Series C Preferred Stock were accrued at 5% at December 31, 2020, aggregating approximately $460,000. Therefore, as of December 31, 2020, the cumulative liquidation value of the Series C Preferred Stock was approximately $40,460,000 ($1,012 per share).

As of June 30, 2021 and March 31, 2021, pursuant to the terms of the Series C Preferred Stock, the Company’s Board of Directors had not declared a cash dividend on the Series C Preferred Stock as dividends on such stock are only declared and paid once a year on or about December 31st of each year. As of June 30, 2021, the Board had not yet determined whether to declare a cash dividend at the end of 2021. Since a determination has not been made, the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $13 and $12 per share of Series C Preferred Stock, aggregating approximately $506,000 and $506,000, respectively, at June 30, 2021  and March 31, 2021 for a cumulative liquidation value of approximately $41,472,000 ($1,037 per share) as of June 30, 2021. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

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

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, we earned a milestone of $409,430 in the first quarter of 2021, all of which was received by June 30, 2021. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization Application (“MMA”) for Vicineum was found to be valid and the review procedure has officially started. Accordingly, we earned and received an additional milestone of $292,284 in the second quarter of 2021. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of involvement by us in the development and approval process, there is substantial uncertainty as to whether we will receive additional milestone or any royalty payments under the Micromet Agreement. We will not recognize revenue until all revenue recognition requirements are met.

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

Results of Operations

Revenues:

Milestones and Royalties (in thousands of dollars):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		%			%
	2021	Change	2020	2021	Change	2020
Milestone and royalty revenues	$291	353%	$8	$672	662%	$10

In the six and three-months periods ended June 30, 2021, we earned approximately $701,000 and $292,000, respectively, in milestone revenue from Sesen. Separately, in the six and three-month periods ended June 30, 2021, we were notified by Merck of an approximate $29,000 and $2,000, respectively, repayment they believe they are owed of previously-paid royalties on PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for 100% of our total milestone and royalty revenues for the six-month period ended June 30, 2020. Sales of PegIntron-related products will continue their declining trend and we expect to receive little or no future royalties from Merck.  Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020, and will expire in Japan in December 2021 and Chile in April 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended June 30, 2021, but neither is expected to be material.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2021	Change	2020	2021	Change	2020
General and administrative	$312	28%	$244	$682	40%	$486

General and administrative expenses increased by approximately $196,000, or 40%, to $682,000 for the six months ended June 30, 2021 from $486,000 for the first six months of 2020. The increase in expense is substantially attributable to the increase in accounting, legal, and consulting fees.

General and administrative expenses increased by approximately $68,000, or 28%, to $312,000 for the three months ended June 30, 2021 from $244,000 for the second quarter of 2020. The increase in expense is substantially attributable to the increase in accounting and consulting fees.

Tax Expense:

We incurred a tax expense of approximately $2,000 in the first six months of 2021 and $2,000 during the prior comparable period to reflect state minimum taxes.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash and cash equivalents on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering. (See Note 12 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we received milestone revenue of approximately $701,000 from Sesen during the six months ended June 30, 2021. We may become entitled to additional milestone payments as a result of regulatory approvals and initial sales in the United States and Europe in connection with Vicineum. We may share in royalty payments upon additional sales of Vicineum, We believe that our existing cash and cash equivalents on hand will be sufficient to fund our operations, at least, through August 2022. Our future royalty revenues may be de minimis over the next several years unless and until we receive a share of milestone and royalty payments resulting from the approval and sale of Vicineum, and we cannot assure you that we will receive any royalty, milestone or other payments or revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities represents a net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during the six months ended June 30, 2021 was approximately $49,000, as compared to cash provided by operating activities of approximately $463,000 during the comparable period in 2020. The decrease of approximately $414,000 was primarily attributable to the decrease in net loss of approximately $470,000.

The net effect of the foregoing was an increase of cash and cash equivalents of approximately $49,000, from $48.1 million at December 31, 2020 to $48.2 million at June 30, 2021.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2021 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Condensed Consolidated Financial Statements). We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

●	We may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets and enhance stockholder value as a public company acquisition vehicle.
●	Our sources of revenue are limited and we may incur losses for the foreseeable future.
●	In recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.
●	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired in various jurisdictions and, except for Vicineum, will, by 2024, expire world-wide. We currently do not anticipate any significant royalties from other sources, but we may acquire new sources of royalty revenues.

●	The unprecedented actions taken globally to control the spread of COVID 19, as well as the uncertainty surrounding the success of global vaccination efforts, may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.
●	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.
●	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.
●	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.
●	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.
●	The price of our common stock has been, and may continue to be, volatile.
●	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.
●	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.
●	We have adopted a Section 382 rights plan, which may discourage a corporate takeover.
●	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.
●	The terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders.
●	The interests of our significant stockholders may conflict with the interests of other stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 5, 2021	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)