Form 10-Q
period 2021-09-30
ENZON PHARMACEUTICALS, INC.
filed 2021-11-05
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Shares of Common Stock outstanding as of October 29, 2021: 74,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,891	$48,142
Royalty and milestone receivable	—	31
Other current assets	72	59

Total assets (all current)	$47,963	$48,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$302
Accrued expenses and other current liabilities	46	110
Total current liabilities	377	412

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,050 and $1,012 per share) at September 30, 2021 and December 31, 2020	41,978	40,460

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at September 30, 2021 and December 31, 2020	742	742
Additional paid-in capital	76,488	78,006
Accumulated deficit	(71,622)	(71,388)
Total stockholders’ equity	5,608	7,360
Total liabilities, mezzanine equity and stockholders’ equity	$47,963	$48,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Royalties and milestones, net	$—	$8	$672	$18
Total revenues	—	8	672	18

Operating expenses:
General and administrative	228	415	910	901
Total operating expenses	228	415	910	901

Operating loss	(228)	(407)	(238)	(883)
Other income	2	—	6	—

Loss before income tax expense	(226)	(407)	(232)	(883)

Income tax expense	—	—	2	2

Net loss	(226)	(407)	(234)	(885)
Dividends on Series C preferred stock	(506)	—	(1,518)	—
Net loss available to common shareholders	$(732)	$(407)	$(1,752)	$(885)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of shares – basic	74,215	44,215	74,215	44,215
Weighted-average number of shares – diluted	74,215	44,215	74,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	44,215	$442	$75,690	$(70,077)	$6,055
Net loss	—	—	—	—	—	(242)	(242)
Balance, March 31, 2020	—	—	44,215	442	75,690	(70,319)	5,813
Net loss	—	—	—	—	—	(236)	(236)
Balance, June 30, 2020	—	—	44,215	442	75,690	(70,555)	$5,577
Net loss	—	—	—	—	—	(407)	(407)
Balance, September 30, 2020	—	$—	44,215	$442	$75,690	$(70,962)	$5,170

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	40	$40,460	74,215	$742	$78,006	$(71,388)	$7,360
Net income	—	—	—	—	—	11	11
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, March 31, 2021	40	40,966	74,215	742	77,500	(71,377)	6,865
Net loss	—	—	—	—	—	(19)	(19)
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, June 30, 2021	40	$41,472	74,215	$742	$76,994	$(71,396)	$6,340
Net loss	—	—	—	—	—	(226)	(226)
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, September 30, 2021	40	$41,978	74,215	$742	$76,488	$(71,622)	$5,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(234)	$(885)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities	(17)	1,050
Net cash (used in) provided by operating activities	(251)	165

Cash flows from financing activities:
Payment of deferred stock offering expenses	—	(300)
Net cash used in financing activities	—	(300)

Net decrease in cash	(251)	(135)

Cash beginning of period	48,142	5,446

Cash end of period	$47,891	$5,311

Supplemental non-cash financing disclosure:
Deferred stock offering expenses	$—	$157

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

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 12 to its Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to realize the value of its approximately $103.5 million net operating loss carryforwards (“NOLs”) by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors adopted a Section 382 rights plan (see Note 11 to our Condensed Consolidated Financial Statements).

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, the Company has had no clinical operations and limited corporate operations.

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which the Company may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, the Company earned a milestone of $409,430 in the first quarter of 2021, which was fully paid by June 30, 2021. On August 13, 2021, Sesen announced that it had received a Complete Response Letter (“CRL”) from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls (“CMA”) issues pertaining to a recent preapproval inspection and product quality. In a press release that Sesen issued on November 1, 2021, it noted that on October 29, 2021 it had a CMA Type A meeting with the FDA and reviewed issues related to CMC that will be further discussed during the review of the BLA for Vicineum upon potential resubmission. Sesen, also noted that it is preparing for the clinical Type A meeting to discuss the recommendations specific to additional clinical/statistical data and analyses that the FDA raised in the CRL. It expects that meeting to take place later in 2021. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization Application (“MMA”) for Vicineum was found to be valid and the review procedure has officially started. Accordingly, the Company received an additional milestone payment of $292,284 during the quarter ended June 30, 2021. Subsequently, on August 25, 2021, Sesen announced that it had withdrawn its application to market Vicineum in Europe. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of involvement by the Company in the development and approval process, there is substantial uncertainty as to whether the Company will receive additional milestone or any royalty payments under the Micromet Agreement or any other agreements. The Company will not recognize revenue until all revenue recognition requirements are met.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(4)          Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty and milestone receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at September 30, 2021 and December 31, 2020 due to their short-term nature. As of both September 30, 2021 and December 31, 2020, the Company held cash equivalents (generally, funds that invest more than 99.5 percent of their assets in U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U. S. government) aggregating approximately $43.6 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)          Supplemental Cash Flow Information

The Company made no income tax payments during the three and nine-month periods ended September 30, 2021 and 2020. There were no interest payments made during the three and nine-month periods ended September 30, 2021.

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the three and nine-month periods ended September 30, 2021 and 2020, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the three and nine-month periods ended September 30, 2021 and 2020, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Loss Per Common Share – Basic and Diluted:
Net loss	$(226)	$(407)	$(234)	$(885)
Dividends on Series C preferred stock	(506)	—	(1,518)	—
Net loss available to common shareholders	$(732)	$(407)	$(1,752)	$(885)

Weighted-average number of common shares outstanding	74,215	44,215	74,215	44,215

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

For the nine-month periods ended September 30, 2021 and 2020 and the three-month periods ended September 30, 2021 and 2020, there were 25,000 and 41,787 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive.

(7)          Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the nine months ended September 30, 2021, no options were granted, and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of September 30, 2021.

There were no options granted during the nine months ended September 30, 2020 and no nonvested shares granted or outstanding during the nine months ended September 30, 2020. The Company uses historical data to estimate forfeiture rates.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity related to stock options and nonvested shares during the nine months ended September 30, 2021 and related balances outstanding as of that date are reflected below (in thousands):

Stock Options
Outstanding at January 1, 2021	25,000
Granted	—
Exercised and vested	—
Expired and forfeited	—
Outstanding at September 30, 2021	25,000

Options vested at September 30, 2021	25,000

Options exercisable at September 30, 2021	25,000

(8)          Income Taxes

During each of the three and nine-month periods ended September 30, 2021, the Company recorded approximately $0 and $2,000 of income tax expense for New Jersey state income tax.

During the three and nine-month periods ended September 30, 2020, the Company recorded approximately $0 and $2,000, respectively, of income tax expense for New Jersey state income tax.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2020, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of its deferred tax assets. However, although there can be no certainty of such, if the Company’s acquisition strategy is successful and future taxable income is projected, among other things, the valuation allowance will be reevaluated. Accordingly, the Company recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2020. In 2021, the Company projects a taxable loss before utilization of NOLs. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense as of September 30, 2021. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $103.5 million NOLs. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At September 30, 2021, the Company had federal NOLs of approximately $103.5 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.8 million that expire in the years 2031 through 2041. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income. The Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, suspended the 80% limitation for taxable years 2018 through 2020 and provided for a five-year carryback period for net operating losses for those years. Net operating losses generated in 2017 and earlier continue to be carried forward for 20 years and have no 80% limitation on utilization.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(10)       Accounts Payable

Due to returns, rebates and other adjustments, at various times, Merck has notified the Company of its expected repayment of previously paid royalties. As of December 31, 2020, according to Merck, the Company had a net liability to Merck (net of a 25% royalty interest that the Company had previously sold) aggregating approximately $302,000. This was based on Merck’s assertions regarding the net result of overpayments, rebates and returns related to prior periods sales of PegIntron. Merck expected to be repaid for such overpayments through reductions of future royalties earned by the Company. During the three months ended March 31, 2021, Merck notified the Company of an additional amount they believe is owed to them approximating $27,000. During the three months ended June 30, 2021, Merck notified the Company of an additional amount they believe is owed to them approximating $2,000. During the three months ended September 30, 2021, Merck reported minimal royalties earned by the Company. Accordingly, at September 30, 2021, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no material additional royalties from Merck.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021, June 30, 2021 and March 31, 2021, pursuant to the terms of the Series C Preferred Stock, the Company’s Board of Directors had not declared a cash dividend on the Series C Preferred Stock as dividends on such stock are only declared and paid once a year on or about December 31st of each year. As of September 30, 2021, the Board had not yet determined whether to declare a cash dividend at the end of 2021. Since a determination has not been made, the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $13, $13 and $12 per share of Series C Preferred Stock, aggregating approximately $506,000, $506,000 and $506,000, respectively, at September 30, 2021, June 30, 2021 and March 31, 2021 for a cumulative liquidation value of approximately $41,978,000 ($1,050 per share) as of September 30, 2021. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

The Company may not repurchase or redeem the Series C Preferred Stock prior to November 1, 2022. Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets.

(14)       Subsequent Event

On November 1, 2021, Jennifer McNealey tendered her resignation as a director from the Board of Directors of the Company, effective November 8, 2021. The decision by Ms. McNealey to resign was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

In September 2020, we initiated a rights offering for our common and preferred stock (see below and Note 12 to our Condensed Consolidated Financial Statements), which closed in October 2020, and we realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to realize the value of our approximately $103.5 million net operating loss carryforwards (“NOLs”) by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, our Board of Directors adopted a Section 382 rights plan (see Note 11 to our Condensed Consolidated Financial Statements).

Historically, we had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, we have had no clinical operations and limited corporate operations. We cannot assure you that we will earn material future royalties or milestones.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, we earned a milestone of $409,430 in the first quarter of 2021, all of which was received by June 30, 2021. However, on August 13, 2021, Sesen announced that it had received a Complete Response Letter (“CRL”) from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls (“CMA”) issues pertaining to a recent preapproval inspection and product quality. In a press release that Sesen issued on November 1, 2021, it noted that on October 29, 2021 it had a CMA Type A meeting with the FDA and reviewed issues related to CMC that will be further discussed during the review of the BLA for Vicineum upon potential resubmission. Sesen, also noted that it is preparing for the clinical Type A meeting to discuss the recommendations specific to additional clinical/statistical data and analyses that the FDA raised in the CRL. It expects that meeting to take place later in 2021. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization

Application (“MMA”) for Vicineum was found to be valid and the review procedure has officially started. Accordingly, we earned and received an additional milestone of $292,284 in the second quarter of 2021.

Subsequently, on August 25, 2021, Sesen announced that it had withdrawn its application to market Vicineum in Europe. Due to the challenges associated with developing and obtaining approval for drug products, and the lack of involvement by us in the development and approval process, there is substantial uncertainty as to whether we will receive additional milestone or any royalty payments under the Micromet Agreement. We will not recognize revenue until all revenue recognition requirements are met.

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

Results of Operations

Revenues:

Milestones and Royalties (in thousands of dollars):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		%			%
	2021	Change	2020	2021	Change	2020
Milestone and royalty revenues	$—	(100)%	$8	$672	3,633%	$18

In the nine and three-month periods ended September 30, 2021, we earned approximately $701,000 and $0, respectively, in milestone revenue from Sesen. Separately, in the nine and three-month periods ended September 30, 2021, we were notified by Merck of an approximate $29,000 and $0, respectively, repayment they believe they are owed of previously-paid royalties on PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for 100% of our total milestone and royalty revenues for the nine-month and three-month periods ended September 30, 2020. Sales of PegIntron-related products will continue their declining trend and we expect to receive little or no future royalties from Merck. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020, and will expire in Japan in December 2021 and Chile in April 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended September 30, 2021, but neither is expected to be material.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2021	Change	2020	2021	Change	2020
General and administrative	$228	(45)%	$415	$910	1%	$901

General and administrative expenses remained fairly consistent, increasing by approximately $9,000, or 1%, to $910,000 for the nine months ended September 30, 2021 from $901,000 for the first nine months of 2020.

General and administrative expenses decreased by approximately $187,000, or 45%, to $228,000 for the three months ended September 30, 2021 from $415,000 for the third quarter of 2020. The decrease in expense is substantially attributable to the disproportionate legal fees and consulting fees that were incurred in connection with the Section 382 Rights Plan during the third quarter of 2020.

Tax Expense:

We incurred no tax expense during the third quarters of 2021 and 2020 and a tax expense of approximately $2,000 in the first nine months of 2021 and $2,000 during the prior comparable period to reflect New Jersey state minimum taxes.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash and cash equivalents on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering. (See Note 12 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we received milestone revenue of approximately $701,000 from Sesen during the nine months ended September 30, 2021. We may become entitled to additional milestone payments as a result of regulatory approvals and initial sales in the United States and Europe in connection with Vicineum. We may share in royalty payments upon additional sales of Vicineum, We believe that our existing cash and cash equivalents on hand will be sufficient to fund our operations, at least, through November 2022. Our future royalty revenues may be de minimis over the next several years unless and until we receive a share of milestone and royalty payments resulting from the approval and sale of Vicineum, and we cannot assure you that we will receive any royalty, milestone or other payments or revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash used in operating activities represents a net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2021 was approximately $251,000, as compared to cash provided by operating activities of approximately $165,000 during the comparable period in 2020. The decrease of approximately $416,000 was significantly attributable to the collection of tax credits of approximately $1.0 million during the comparable period in 2020, as partially offset by the decrease in net loss of approximately $650,000 in the current period.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $251,000, from $48.1 million at December 31, 2020 to $47.9 million at September 30, 2021.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of September 30, 2021 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2021, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.5 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Condensed Consolidated Financial Statements). We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

●	We may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets and enhance stockholder value as a public company acquisition vehicle.
●	Our sources of revenue are limited and we may incur losses for the foreseeable future.
●	In recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.

●	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired in various jurisdictions and, except for Vicineum, will, by 2024, expire world-wide. We currently do not anticipate any significant royalties from other sources, but we may acquire new sources of royalty revenues.
●	We have an agreement with Sesen from which we have recently received milestone payments and, potentially, may be entitled to receive future royalty payments related to sales of Vicineum, a drug being developed by Sesen for the treatment of non-muscle invasive bladder cancer. In August 2021, Sesen announced that it had received a Complete Response Letter from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to CMA issues pertaining to a recent preapproval inspection and product quality. In a press release that Sesen issued on November 1, 2021, it noted that on October 29, 2021 it had a CMA Type A meeting with the FDA and reviewed issues related to CMC that will be further discussed during the review of the BLA for Vicineum upon potential resubmission. Sesen, also noted that it is preparing for the clinical Type A meeting to discuss the recommendations specific to additional clinical/statistical data and analyses that the FDA raised in the CRL. It expects that meeting to take place later in 2021. Also, in August 2021, Sesen announced that it had withdrawn its application to the EMA to market Vicineum in Europe. There is no guarantee that Sesen will receive approval from the FDA or EMA and, even if so, whether there will significant sales of Vicineum so as to generate material royalties to us.
●	The unprecedented actions taken globally to control the spread of COVID 19, as well as the uncertainty surrounding the success of global vaccination efforts, may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.
●	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.
●	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.
●	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.
●	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.
●	The price of our common stock has been, and may continue to be, volatile.
●	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.
●	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.
●	We have adopted a Section 382 rights plan, which may discourage a corporate takeover.
●	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

●	The terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders.
●	The interests of our significant stockholders may conflict with the interests of other stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 23, 2021.

Item 5. Other Information.

On November 1, 2021, Jennifer McNealey tendered her resignation as a director from the Board of Directors of the Company, effective November 8, 2021. The decision by Ms. McNealey to resign was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+

+            Filed herewith.

●	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 5, 2021	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)