Form 10-K
period 2021-12-31
ENZON PHARMACEUTICALS, INC.
filed 2022-02-25
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ⌧  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐  Yes     ⌧  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $25,051,961 as of June 30, 2021, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.66 per share reported for such date. Shares of Common Stock held by each executive officer and director and certain beneficial owners of 10% or more of the Common Stock of the registrant as of June 30, 2021 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,214,603 shares of Common Stock issued and outstanding as of February 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2022 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2021, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2021 Annual Report on Form 10-K

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

In September 2020, we initiated a rights offering (the “Rights Offering”) for our common and preferred stock, which closed in October 2020 (see below and Note 13 to our Consolidated Financial Statements), and we realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to realize the value of our approximately $103.4 million NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, our Board of Directors (the “Board”) adopted a Section 382 rights plan (see Note 12 to our Consolidated Financial Statements).

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

Acquisition Activities

Our Board and our management are actively involved in pursuing, sourcing, reviewing, and evaluating various potential acquisition transactions consistent with our long-term strategy. Our management and our Board have originated a number of potential acquisition opportunities and engaged in discussions with certain potential acquisition targets and financial advisors on behalf of various individual entities, while continuing to evaluate such potential transactions. We will continue to update our stockholders as material developments arise.

Royalty and Milestone Agreements and Revenues

Prior to 2017, we received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). In 2020 and 2021 net royalties from PegIntron have not been significant. There is a dispute with Merck regarding royalties (see Note 4 to our Consolidated Financial Statements). We have a licensing agreement regarding SC Oncaspar and certain other drugs.

In 2021, we earned total milestones revenues of approximately $702,000 from Sesen, Inc. (See Note 1 to our Consolidated Financial Statements).

During the years ended December 31, 2021 and 2020, we received a license maintenance fee of approximately $28,000 and $30,000, respectively, from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum.  (See Note 1 to our Consolidated Financial Statements.)

Patents and Intellectual Property Rights

We have a portfolio of issued U.S. patents, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) expired in the United States in 2016 and expired outside of the United States in 2018 (including any patent term extensions), except for Japan, where the patent expired in 2021, Malaysia, where the patent expired in 2020, and Chile, where it will expire in 2024. Although we believe that our patents provide certain protection from competition and we may be entitled to potential royalty rights and/or milestone payments, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us. At this time, we do not expect to apply for or receive any additional patents.

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

EMPLOYEES AND EXECUTIVE OFFICERS

We currently have no employees. Our executive officer provides services to us on a consulting basis.

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

We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.4 million NOLs. However, we do not have any current plans, arrangements or understandings with respect to any acquisitions or investments, and we have not identified any actionable acquisition candidates. We will have significant discretion in the use of the net proceeds of our Rights Offering, and it is possible that we will fail to maximize our return on such proceeds. While we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

The COVID-19 pandemic may continue to disrupt the approval and manufacture of products for which we share the right to receive licensing fees, milestone payments and royalties and may negatively impact our search for an acquisition target, and the business and/or results of operations of any target business that we acquire or in which we invest.

Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment measures that have been put in place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and may adversely affect our business operations. The ongoing global health crisis (including resurgences) resulting from the pandemic have disrupted, and continue to disrupt, the normal operations of many businesses, including restrictions such as the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work requirements for employees, either by government order or on a voluntary basis. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving. The COVID-19 pandemic may continue to disrupt the global supply chain and may cause disruptions to our operations, financial condition and prospects.

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

In addition, the business and/or results of operations of any potential target business, that we acquire or in which we invest, could be materially and adversely affected. Furthermore, we may be unable to complete any such acquisitions or investments if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business to acquire or in which to invest will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business acquisition or investment, or the business and/or results of operations of a target business with which we ultimately consummate an acquisition or investment, may be materially adversely affected.

The degree to which the COVID-19 pandemic ultimately impacts our business and results of operations, including our ability to acquire profitable businesses, entities or revenue streams, will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain the virus, availability of a vaccine or other treatment, how quickly and to what extent normal economic and operating conditions can resume and the severity and duration of any global economic recession resulting from the pandemic.

Our sources of revenue are limited and we expect to incur losses for the foreseeable future; while we increased our cash reserve by completing the Rights Offering, unanticipated liabilities and expenses could adversely affect our ability to engage in a public company acquisition or investment, as currently intended, or to continue operations.

We have incurred losses in the current period and have limited sources of revenues. Although we received approximately $43.1 million of net proceeds in the fourth quarter of 2020 from the Rights Offering, which we intend to use to position us as a public company acquisition vehicle, unless and until we can consummate an acquisition or investment that generates income, we do not anticipate generating any additional cash or revenues. We have been informed by Merck that there will likely be no or minimal additional sales of PegIntron and we would likely receive no further significant royalties, although we may remain potentially liable to Merck for product returns and rebates. Based on current estimates, we do not expect any liability for those returns and rebates to be material. Moreover, our right to receive royalty revenues from other products is limited and we currently do not intend to acquire new sources of royalty revenues. For those remaining existing or potential sources of royalty revenue, our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

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

An ownership change under Section 382 of the Internal Revenue Code would establish an annual limitation to the amount of NOLs we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs. Although we have adopted a Section 382 rights plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs, we cannot assure you that we will not undergo an ownership change within the meaning of Section 382. (See Notes 9 and 12 to the Consolidated Financial Statements.)

Risks Relating to Our Common Stock

Our common stock ranks junior to our Series C Preferred Stock.

With respect to the payment of cash dividends and amount payable in the event our liquidation, dissolution or winding up, our common stock will rank junior to our Series C Non-Convertible Redeemable Preferred Stock (“Series C Preferred Stock”).  This means that, unless full dividends have been (i)  paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 per share of Series C Preferred Stock or (iii) set aside for payment on all outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to the holders of our Series C Preferred Stock the liquidation preference related to such Series C Preferred Stock, plus in each case any accrued and unpaid dividends.

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

The price of our common stock has historically been volatile and may decline significantly if we are unable to consummate a business acquisition or investment.

Historically, the market price of our common stock has fluctuated over a wide range for a variety of reasons, including Company-specific factors and global and industry-wide conditions and events such as the COVID-19 pandemic and resulting recession, as well as the fact that only a few stockholders, in the aggregate, hold more than a majority of our common stock, and, therefore, there is a small public float with limited trading activity in our common stock. In the future, the value of our common stock may be impacted by our declining royalty revenues, our ability to monetize our remaining assets, including our NOLs, and any unexpected liabilities or expenses that impact our continued operations, our ability to pay dividends or make distributions to our stockholders and the success of any future activities which we undertake, including our ability to consummate a business acquisition or investment.

In addition, financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently trades on the OTCQX, as well as the issuance of warrants or convertible equity that require exercise or conversion prices that are calculated in the future at a discount to the then market price of our common stock.

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

The declaration of common stock dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, declining royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

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

On August 14, 2020, our Board of Directors adopted the Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on August 24, 2020. Each share of our common stock issued thereafter will also include one right. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A-1 Junior Participating Preferred Stock at an exercise price of $1.20 per right, subject to adjustment.

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

In addition to our Section 382 rights plan, provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware corporate law, could make it more difficult for a third party to acquire us, even though such acquisitions may be beneficial to our stockholders. These anti-takeover provisions include:

●	lack of a provision for cumulative voting in the election of directors;
●	the ability of our Board to authorize the issuance of “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;
●	advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	limitations on who may call a special meeting of stockholders.

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

The Series C Preferred Stock ranks senior to our common stock, but we may in the future issue one or more series of preferred stock that ranks senior to, junior to or pari passu with our Series C Preferred Stock. In the event of any dissolution, liquidation, winding up or change of control of our Company, we may not be able to make distributions or payments in full to all the holders of the Series C Preferred Stock or, if required, to redeem the Series C Preferred Stock, in which case holders of the Series C Preferred Stock could lose the entire value of their investment.

The dividends on our Series C Preferred Stock can be paid in kind by increasing the liquidation value of the shares of Series C Preferred Stock.

The terms of the Series C Preferred Stock allow dividends on the shares of Series C Preferred Stock to be paid in kind by increasing the liquidation value of the shares of Series C Preferred Stock and, therefore, allow the repayment of the principal and accrued dividends on the Series C Preferred Stock to be deferred until the earliest of the redemption of the Series C Preferred Stock or upon our dissolution, liquidation or winding up. We may not have enough capital to repay the full amount of the principal and accrued dividends when the payment of principal and accrued dividends on the Series C Preferred Stock becomes due.

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

Holders

As of February 11, 2022, there were 758 holders of record of our common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future not to declare dividends. We did not pay any cash dividends to our common stockholders in 2021 and can provide no assurance that our Board will declare any cash dividends payable to our common stockholders in the future. In addition, as our common stock ranks junior to the Series C Preferred Stock, unless full dividends have been (i)  paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 per share of Series C Preferred Stock or (iii) set aside for payment on all such outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our common stock. On an annual basis, our Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time. If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Also, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

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

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.4 million NOLs. To date, we have not identified any actionable acquisition candidates and, while we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment measures that have been put in place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and may adversely affect our business operations. The ongoing global health crisis (including resurgences) resulting from the pandemic have disrupted, and continue to disrupt, the normal operations of many businesses, including restrictions such as the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work requirements for employees, either by government order or on a voluntary basis. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving. The COVID-19 pandemic may continue to disrupt the global supply chain and may cause disruptions to our operations, financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which the Company shares the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19. In addition, the effects of the COVID-19 pandemic may negatively impact our search for a target company,  as well as the business and/or results of operations of any target business that we acquire or in which we invest.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. Royalty revenues from sales of PegIntron accounted for (4)% and 42% of our total revenues for the years ended December 31, 2021 and 2020, respectively, net of the effects of Merck’s adjustments for recoupment of previously overpaid royalties.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug being developed by Sesen, Inc., is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) had accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021 Accordingly, we earned a milestone of $409,430 in the first quarter of 2021, all of which was received by June 30, 2021. However, on August 13, 2021, Sesen announced that it had received a Complete Response Letter (“CRL”) from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls (“CMA”) issues pertaining to a recent preapproval inspection and product quality. In a press release that Sesen issued on December 9, 2021, it noted that on December 8, 2021 it had a Clinical Type A meeting with the FDA and received greater clarity regarding the requirements for resubmission of the BLA and trial design, which may include a randomized clinical trial assessing the safety and efficacy of Vicineum compared to investigators’ choice of intravesical chemotherapy. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization Application (“MMA”) for Vicineum was found to be valid and the review procedure had officially started. Accordingly, we earned and received an additional milestone of $292,284 in the second quarter of 2021. Subsequently, on August 25, 2021, Sesen announced that it had withdrawn its application to market Vicineum in Europe.

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

Results of Operations (in thousands of dollars):

	For the
	Year Ended December 31,
	2021	2020
Revenues:
Royalties and milestones, net	$701	$52
Total revenues	701	52
Operating expenses:
General and administrative	1,170	1,357
Operating loss	(469)	(1,305)
Other income	7	1
Income tax expense	(7)	(7)
Net loss	$(469)	$(1,311)

Overview

The following table summarizes our royalties earned in 2021 and 2020:

Royalties and Milestones Revenues (in thousands of dollars):

	For the Year Ended December 31,
	%
	2021	Change	2020
Royalties and milestones revenues	701	1,248	52

In 2021 and 2020, we earned total net royalties and milestones revenues of approximately $729,000 and $0, respectively, in milestone revenue from Sesen. Separately, in 2021, we were notified by Merck of an approximate $28,000 repayment they believe they are owed of previously-paid royalties on PegIntron. The revenues in 2021 and 2020 were $28,000 and $30,000, respectively, from license fees from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. In 2020, we also earned $22,000 from royalty revenues from Merck related to sales of PegIntron. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020, expired in Japan in 2021 and will expire in Chile in 2024.

At December 31, 2020, we recorded a liability to Merck of approximately $302,000 based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the year ended December 31, 2021, additional recoupments claimed by Merck related to PegIntron were approximately $29,000. As such, as asserted by Merck, the Company’s liability to Merck was $331,000 at December 31, 2021, as discussed in Note 4 to the Consolidated Financial Statements.  During the year ended December 31, 2020, net royalties from PegIntron were approximately $22,000.

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

General and Administrative Expenses (in thousands of dollars):

	For the Year Ended December 31,
	%
	2021	Change	2020
General and administrative expenses	$1,170	(14)	$1,357

For the year ended December 31, 2021, general and administrative expenses were approximately $1,170,000, a decrease of approximately $187,000 (14%) from $1,357,000 in the prior year. The change in 2021 from 2020 was primarily from a decrease in legal, consulting, and contracted services fees, as partially offset by an increase in insurance expenses. In particular, legal and other fees associated with the Section 382 rights plan and issues surrounding proxy filings and the annual meeting contributed significantly to the 2020 general and administrative expenses.

In 2021 and 2020, general and administrative expenses consisted primarily of insurance expenses, consulting fees for executive services, outside professional services for accounting, audit, tax and legal services.

Income Taxes

As a result of our expenses exceeding our royalty and milestone income for the year ended December 31, 2021, we incurred approximately $468,000 in taxable loss before utilization of NOLs. We utilized none of our NOLs due to the taxable loss position. Due to the valuation allowance placed on our deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and we recorded no deferred tax expense during the year ended December 31, 2021. We are projecting future tax losses and have recorded a full valuation allowance against our remaining deferred tax assets as of December 31, 2021, as we currently believe it is more likely than not that these assets will not be realized. However, we intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.4 million NOLs. While we anticipate that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in the Company’s ownership as a result of the successful completion of the Rights Offering. (See Note 13 to the Consolidated Financial Statements.)

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

Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs, our Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on June 2. 2024 (unless that date is advanced or extended by the Board of Directors), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute and (iv) the close of business on the first day of a taxable year of the Company to which our Board of Directors determines that no NOLs may be carried forward.

Rights Offering

On September 1, 2020, our Board of Directors approved the Rights Offering consisting of shares of Series C Preferred Stock and shares of the Company’s common stock. On October 9, 2020, the Rights Offering was completed and, as a result, we realized gross proceeds of approximately $43.6 million, issued 40,000 shares of Series C Preferred Stock and 30,000,000 shares of common stock such that there is currently an aggregate of 40,000 shares of Series C Preferred Stock and 74,214,603 shares of common stock outstanding. (See Note 13 to the Consolidated Financial Statements.)

With regard to the Series C Preferred Stock, on an annual basis, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of our common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. No dividends have been declared or paid on the Series C Preferred Stock. On or after November 1, 2022, we may redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that we redeem their shares in the event that we undergo a change of control.

We believe that the completion of the Rights Offering will not limit the use of our NOLs due to any Section 382 limitations.

The Company’s Board of Directors did not declare a dividend on the Series C Preferred Stock as of December 31, 2021 or 2020. Accordingly, the liquidation value at December 31, 2021 and 2020 was $1,062 and $1,012 per share, respectively. (See Note 14 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering. (See Note 13 to the Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum, We believe that our existing cash on hand will be sufficient to fund our operations, at least, through February 2023. Our future royalty revenues are expected to be de minimis over the next several years and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities represents net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash used in operating activities during 2021 was $501,000, as compared to cash used in operating activities of $380,000 in 2020. The decrease of approximately $121,000 was primarily attributable to our collection of a $970,000 tax refund receivable during 2020, offset by an approximately $843,000 decrease in our net loss.

No cash was provided by financing activities in 2021, as compared to approximately $43.1 million provided by financing activities in 2020, attributable entirely to the net proceeds from the Rights Offering in October 2020, offset by the payment of $0.5 million of offering-related costs.

The net effect of the foregoing was a decrease of cash of approximately $0.5 million, from $48.1 million at December 31, 2020 to $47.6 million at December 31, 2021.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2021, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2021 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021, we believe, based on our projections, that at this time it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.4 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 13 to the Consolidated Financial Statements).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, who is the same individual, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2021 our internal control over financial reporting was effective based on those criteria.

(d)Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Item 9B. Other Information

On February 24, 2022, the Company entered into a revised consulting agreement with Richard L. Feinstein, the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. The agreement provides for Mr. Feinstein’s consulting fee to be set at $200,000 per year and an incentive of up to 25% of the fee at the discretion of our Board based on the Company’s and Mr. Feinstein’s performance. A copy of the revised consulting agreement is attached hereto as Exhibit 3.5 and incorporated herein by reference.

In addition, on February 24, 2022, our Board approved an amendment to the Company’s Second Amended and Restated By-Laws to provide that our Board shall no longer require at least three directors but can consist of at least one director. The amendment to the Second Amended and Restated By-Laws is attached hereto as Exhibit 10.7 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2021, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2021 to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2021, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2021 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2021, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2021 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2021, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2021 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2021, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2021 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(4)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(5)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	+
4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	+
4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(4)
4.3	First Amendment to the Section 382 Rights Agreement, dated as of June 4, 2021 and effective as of June 2, 2021, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	(6)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(7)
10.4	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(8)
10.5	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(8)
10.6	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(9)
10.7	Independent Contractor Agreement, effective as of February 24, 2022, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein **	+
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Calculation Linkbase Document	+
101.LAB	Inline XBRL Labels Linkbase Document	+
101.PRE	Inline XBRL Presentation Linkbase Document	+
101.DEF	Inline XBRL Definition Linkbase Document	+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	+
+

+Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
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

(2)Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(3)Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(4)Current Report on Form 8-K filed August 14, 2020

(5)Current Report on Form 8-K filed September 23, 2020

(6)Current Report on Form 8-K filed June 8, 2021

(7)Quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(8)Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019

(9)Current Report on Form 8-K filed September 1, 2020

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: February 25, 2022	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Feinstein	Chief Executive Officer, Chief Financial Officer and Secretary	February 25, 2022
Richard L. Feinstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Randolph C. Read	Director (Chairman of the Board)	February 25, 2022
Randolph C. Read

/s/ Jordan Bleznick	Director	February 25, 2022
Jordan Bleznick

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, mezzanine equity and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of realizability of deferred tax assets

As discussed in Note 9 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year ended December 31, 2021, the Company had deferred tax assets before valuation allowances of $38.2 million. As of December 31, 2021, the Company has recognized a full valuation allowance on the deferred tax assets. In assessing the realizability of deferred tax assets the Company must assess its tax planning strategies, enacted and effective tax law considerations, and whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration, using assumptions about Company-specific conditions and events.

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

February 25, 2022

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$47,641	$48,142
Royalty receivable	28	31
Other current assets	85	59

Total assets (all current)	$47,754	$48,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$302
Accrued expenses and other current liabilities	72	110
Total current liabilities	403	412

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,062 per share and $1,012 per share) at December 31, 2021 and 2020	42,483	40,460

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at December 31, 2021 and 2020	742	742
Additional paid-in capital	75,983	78,006
Accumulated deficit	(71,857)	(71,388)
Total stockholders’ equity	4,868	7,360
Total liabilities, mezzanine equity and stockholders’ equity	$47,754	$48,232

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues:
Royalties and milestones, net	$701	$52
Total revenues	701	52

Operating expenses:
General and administrative	1,170	1,357
Total operating expenses	1,170	1,357

Operating loss	(469)	(1,305)
Other income	7	1

Loss before income tax expense	(462)	(1,304)

Income tax expense	7	7

Net loss	(469)	(1,311)
Dividends on Series C preferred stock	(2,023)	(460)
Net loss available to common shareholders	$(2,492)	$(1,771)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)
Weighted average number of common shares
Basic and diluted	74,215	51,100

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	44,215	$442	$75,690	$(70,077)	$6,055
Net loss	—	—	—	—	—	(1,311)	(1,311)
Preferred stock dividend accumulation	—	460	—	—	(460)	—	(460)
Rights offering, proceeds net of expenses	40	40,000	30,000	300	2,776	—	3,076
Balance, December 31, 2020	40	40,460	74,215	742	78,006	(71,388)	7,360
Net loss	—	—	—	—	—	(469)	(469)
Preferred stock dividend accumulation	—	2,023	—	—	(2,023)	—	(2,023)
Balance, December 31, 2021	40	$42,483	74,215	$742	$75,983	$(71,857)	$4,868

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(469)	$(1,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in other current assets and accounts receivable	(23)	(28)
Decrease in refundable tax credit receivable	—	970
Increase (decrease) in accounts payable	29	(22)
(Decrease) increase in accrued expenses and other current liabilities	(38)	11
Net cash used in operating activities	(501)	(380)

Cash flows from financing activities:
Payment of offering costs	—	(524)
Proceeds from rights offering	—	43,600
Net cash provided by financing activities	—	43,076
Net (decrease) increase in cash	(501)	42,696
Cash and cash equivalents at beginning of year	48,142	5,446
Cash and cash equivalents at end of year	$47,641	$48,142

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$2,023	$460

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

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 13 to our Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to realize the value of its more than $100 million net NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors adopted a Section 382 rights plan (see Note 12 to our Condensed Consolidated Financial Statements).

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

The Company's Board of Directors (the "Board") and its management are actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with its long-term strategy. The Company's management and Board have made a number of contacts and engaged in discussions with principals of individual companies and financial advisors on behalf of various individual companies, while continuing to evaluate potential transactions. To date, no actionable transactions have been initiated.

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which it may be entitled to certain milestone and royalty payments if Vicineum, a drug being developed by Sesen, Inc., is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) had accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, the Company earned a milestone of $409,430 in the first quarter of 2021, all of which was received by June 30, 2021. However, on August 13, 2021, Sesen announced that it had received a Complete Response Letter (“CRL”) from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls (“CMA”) issues pertaining to a recent preapproval inspection and product quality. In a press release that Sesen issued on December 9, 2021, it noted that on December 8, 2021 it had a Clinical Type A meeting with the FDA and received greater clarity regarding the requirements for resubmission of the BLA and trial design, which may include a randomized clinical trial assessing the safety and efficacy of Vicineum compared to investigators’ choice of intravesical chemotherapy. In a filing with the U. S. Securities and Exchange Commission (“SEC”) in March 2021, Sesen noted that it had received notice from the European Medicines Agency (“EMA”) that its Marketing Authorization Application (“MMA”) for Vicineum was found to be valid and the review procedure had officially started. Accordingly, the Company earned and received an additional milestone of $292,284 in the second quarter of 2021. Subsequently, on August 25, 2021, Sesen announced that it had withdrawn its application to market Vicineum in Europe.

During the fourth quarters of 2021 and 2020, we received a license maintenance fee of approximately $28,000 and $30,000, respectively, from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. The fee represents half of the amount paid by Viventia Biotech (Barbados) Inc. (“Viventia”), part of Sesen, on an annual basis for the continued right to license Vicineum.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 2020, the Board adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. (See Note 12 to the Consolidated Financial Statements.)

In September 2020, the Board approved a Rights Offering (the “Rights Offering”), by which the Company distributed, at no charge to all holders of its common stock on September 23, 2020 (the “Record Date”), transferable subscription rights to purchase units (“Units”) at a subscription price per Unit of $1,090. In the Rights Offering, each stockholder on the Record Date received one subscription right for every share of common stock owned on the Record Date. For every 1,105 subscription rights held, a stockholder was entitled to purchase one Unit at the subscription price. Each Unit consisted of one share of newly designated Series C Preferred Stock, par value $0.01 per share, and 750 shares of the Company’s common stock. The subscription period for the Rights Offering ended on October 9, 2020.

As a result of the sale of all 40,000 Units available for purchase in the Rights Offering, the Company received approximately $43.6 million of gross proceeds and had 40,000 shares of Series C Preferred Stock outstanding and an aggregate of 74,214,603 shares of common stock outstanding following the Rights Offering. (See Note 13 to the Consolidated Financial Statements.)

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 or 2020 and, at December 31, 2021 and 2020, the liquidation value of the Series C Preferred Stock was $1,062 and $1,012 per share, respectively. (See Note 14 to the Consolidated Financial Statements.)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include legal and contractual contingencies and income taxes. Although management bases its estimates on historical experience, relevant current information and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2021 and 2020 due to their short-term nature. As of each of December 31, 2021 and 2020, the Company held cash equivalents aggregating approximately $43.6 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition

Royalty revenues from the Company’s agreements with third parties are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. Because the Company records revenue only when collection is assured, no provision for uncollectible accounts is established upon recognition of revenues.

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

(3)          Recent Accounting Pronouncements

Recent Accounting Standards Updates issued by the Financial Accounting Standards Board (the "FASB") and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company's present or future consolidated financial statements.

(4)          Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2020, we recorded a liability to Merck of approximately $302,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the year ended December 31, 2021, additional recoupments claimed by Merck related to PegIntron were approximately $29,000. As such, as asserted by Merck, the Company’s recorded liability to Merck was $331,000 at December 31, 2021. During the year ended December 31, 2020, net royalties from PegIntron were approximately $22,000.

The Company believes that it will receive little or no future royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Professional and consulting fees	$61	$92
Other	11	18
	$72	$110

(5)          Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which, at December 31, 2021, 40,000 shares have been issued, are outstanding and are designated as Series C Preferred Stock in connection with the Rights Offering discussed in Note 14 and 100,000 shares have been designated as Series A-1 Junior Participating Preferred Stock in connection with the August 2020 Section 382 rights plan discussed in Note 12.

Common Stock

As of December 31, 2021, the Company reserved 9,818,392 shares of its common stock for the non-qualified and incentive stock plans.

(6)          Cash Dividend

No dividend on the shares of the Company's common stock has been paid or declared during the years ended December 31, 2021 and 2020.

(7)          Loss Per Common Share

Basic earnings (loss) per common share (EPS) is calculated by dividing net income (loss), less any dividends, accretion or reduction or redemption on the Company’s Series C Preferred Stock, by the weighted average number of common shares outstanding during the reported period. Restricted stock awards and restricted stock units (collectively, “nonvested shares”) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted earnings per common share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the years ended December 31, 2021 and 2020, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the years ended December 31, 2021 and 2020, there were no common stock equivalents. Loss per common share information was as follows (in thousands, except per share amounts) for the  years ended December 31, 2021 and 2020:

	2021	2020
Loss per Common Share – Basic and Diluted
Net loss for year	$(469)	$(1,311)
Dividends on Series C preferred stock	(2,023)	(460)
Net loss available to common shareholders	$(2,492)	$(1,771)

Weighted-average number of common shares outstanding	74,215	51,100

Basic and diluted loss per common share	$(0.03)	$(0.03)

At each of December 31, 2021 and 2020, options for 25,000 shares, respectively, were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares.

(8)          Stock Options

Through the Compensation Committee of the Board, the Company administers the 2011 Stock Option and Incentive Plan (the "2011 Plan"), which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2020, the 2011 Plan authorized equity-based awards for 5.0 million common shares of which approximately 4.6 million shares remained available for grant. However, this 2011 Plan and the Company’s other stock option plans, including the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan, were terminated effective February 24, 2022 and, as such, there will be no further grants made pursuant these plans.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summary of the activity in the Company’s outstanding stock option plans, includes the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan and reflects the equitable adjustments approved by the Board (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)
Outstanding at December 31, 2021 and 2020
December 31, 2020	25	$1.31	1.05	$—
Expired and forfeited	—	—	—	—
December 31, 2021	25	$1.31	0.05	$—

Vested at December 31, 2021 and 2020
December 31, 2020	25	$1.31	1.05	$—
Expired and forfeited	—	—	—	—
December 31, 2021	25	$1.31	0.05	$—

Exercisable at December 31, 2021 and 2020
December 31, 2020	25	$1.31	1.05	$—
Expired and forfeited	—	—	—	—
December 31, 2021	25	$1.31	0.05	$—

As of December 31, 2021, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

No options were granted during the years ended December 31, 2021 and 2020. The options for 25,000 shares of the Company’s common stock that were outstanding at December 31, 2021 expired on January 17, 2022.

During the years ended December 31, 2021 and 2020, the Company recorded no stock-based compensation related to stock options. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options during either of the years ended December 31, 2021 and 2020.

(9)        Income Taxes

The components of the income tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State and foreign	7	7
Total current	7	7
Deferred:
Federal and state	—	—

Income tax provision	$7	$7

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for years ended December 31, 2021 and 2020) to income before taxes (in thousands):

	Year Ended December 31,
	2021	2020
Income tax provision at federal statutory rate	$(97)	$(274)
Add (deduct) effect of:
State income taxes, net of federal tax	(28)	(86)
Expiration of federal research and development credits	1,016	1,039
Change in valuation allowance	(884)	(672)

Income tax provision	$7	$7

No federal income tax expense was incurred in relation to normal operating results.

As of December 31, 2021 and 2020, the cumulative tax effects of temporary differences that give rise to the deferred tax assets were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforward	$23,530	$23,398
Research and development credits carryforward	13,780	14,795
Total gross deferred tax assets	37,310	38,193
Less valuation allowance	(37,310)	(38,193)
Net deferred tax assets	$—	$—

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2020, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of its deferred tax assets. Accordingly, it recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2020. In 2021, the Company generated approximately $468,000 in taxable loss before utilization of NOLs. The Company utilized none of the NOLs due to the taxable loss position. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense at December 31, 2021. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $103.4 million NOL. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

At December 31, 2021, the Company had federal NOLs of approximately $103.4 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.7 million that expire in the years 2031 through 2041. Under the Tax Cuts and Jobs Act, federal net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also had federal research and development (“R&D”) credit carryforwards of approximately $1.0 million that expired in 2021. The Company has remaining R&D credit carryforwards of approximately $13.8 million that expire in the years 2022 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

The Company’s ability to use the NOLs and R&D tax credit carryforwards may be limited, as they are subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. However, management of the Company believes that the Company’s NOLs will not be limited by any changes in the Company’s ownership as a result of the successful completion of the Rights Offering. (See Note 13 to the Consolidated Financial Statements.) Additionally, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan. (See Note 12 to the Consolidated Financial Statements.)

The Company has not recorded a liability for unrecognized income tax benefits.

(10)        Significant Agreements

Merck Agreement

See Note 4 to the Consolidated Financial Statements regarding Merck royalty revenues.

Sesen Agreement

See Note 1 to the Consolidated Financial Statements regarding the Servier milestone obligation to the Company.

(11)        Commitments and Contingent Liabilities

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment measures that have been put in place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and may adversely affect the Company’s business operations. The ongoing global health crisis (including resurgences) resulting from the pandemic have disrupted, and continue to disrupt, the normal operations of many businesses, including restrictions such as the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work requirements for employees, either by government order or on a voluntary basis. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving. The COVID-19 pandemic may continue to disrupt the global supply chain and may cause disruptions to the Company’s operations, financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which the Company shares the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending before the FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19. In addition, the effects of the COVID-19 pandemic may negatively impact the Company’s search for a target company, as well as the business and/or results of operations of any target business that the Company acquires or in which the Company invests.

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

(12)        Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on June 2, 2024 (unless that date is advanced or extended by the Board), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which the Company’s Board of Directors determines that no NOLs may be carried forward.

(13)        Rights Offering

On September 1, 2020, the Board approved a Rights Offering. For every 1,105 subscription rights held, a stockholder was entitled to purchase one Unit at the subscription price of $1,090. Each Unit consisted of one share of newly designated Series C Preferred Stock, par value $0.01 per share, and 750 shares of the Company’s common stock. On October 9, 2020, the Rights Offering expired and, as a result of the sale of all 40,000 Units, the Company received approximately $43.6 million in gross proceeds and issued shares of Series C Preferred Stock and shares of common stock such that, following the closing of the Rights Offering, there was an aggregate of 40,000 shares of Series C Preferred Stock outstanding and 74,214,603 shares of common stock outstanding.

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. At December 31, 2021 and 2020, the liquidation value of the Series C Preferred Stock was $1,062 and $1,012 per share, respectively, inasmuch as no dividend was declared or paid in cash. On or after November 1, 2022, the Company may redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that the Company redeem their shares in the event that the Company undergoes a change of control as defined in the Certificate of Designation of the Series C Preferred Stock.

(14)        Series C Preferred Stock

In October 2020, the Company issued 40,000 shares of Series C Preferred Stock for an aggregate purchase price of $40.0 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021 and 2020, the Company’s Board of Directors had not declared a cash dividend on the Series C Preferred Stock. Accordingly, during the year ended December 31, 2021, the Company recorded a 5% increase to the liquidation preference of approximately $50 per share of Series C Preferred Stock, aggregating approximately $2,023,000, for a cumulative liquidation value of approximately $42,483,000 ($1,062 per share) as of December 31, 2021 and, as of December 31, 2020, the Company recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $12 per share of Series C Preferred Stock, aggregating approximately $460,000, for a cumulative liquidation value of approximately $40,460,000 ($1,012 per share).

There is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets.

(15)        Subsequent Events

On February 24, 2022, the Company entered into a revised consulting agreement with Richard L. Feinstein, the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. The agreement provides for Mr. Feinstein’s consulting fee to be set at $200,000 per year and an incentive up to 25% of that amount at the discretion of the Board based on the Company’s and Mr. Feinstein’s performance.

In addition, on February 24, 2022, the Board approved an amendment to the Company’s Second Amended and Restated By-Laws to provide that the Board shall no longer require at least three directors but can consist of at least one director.