Form 10-Q
period 2022-06-30
ENZON PHARMACEUTICALS, INC.
filed 2022-08-04
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Shares of Common Stock outstanding as of July 29, 2022: 74,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,794	$47,641
Royalty and milestone receivable	—	28
Other current assets	430	85
Total current assets	47,224	47,754

Total assets (all current)	$47,224	$47,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	46	72
Total current liabilities	377	403

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,089 and $1,062 per share) at June 30, 2022 and December 31, 2021	43,545	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at June 30, 2022 and December 31, 2021	742	742
Additional paid-in capital	74,921	75,983
Accumulated deficit	(72,361)	(71,857)
Total stockholders’ equity	3,302	4,868
Total liabilities, mezzanine equity and stockholders’ equity	$47,224	$47,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Royalties and milestones, net	$—	$291	$—	$672
Total revenues	—	291	—	672

Operating expenses:
General and administrative	303	312	600	682
Total operating expenses	303	312	600	682

Operating loss	(303)	(21)	(600)	(10)
Other income	90	2	92	4

Loss before income tax benefit (expense)	(213)	(19)	(508)	(6)

Income tax benefit (expense)	—	—	4	(2)

Net loss	(213)	(19)	(504)	(8)
Dividends on Series C preferred stock	(531)	(506)	(1,062)	(1,012)
Net loss available to common shareholders	$(744)	$(525)	$(1,566)	$(1,020)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	40	$40,460	74,215	$742	$78,006	$(71,388)	$7,360
Net income	—	—	—	—	—	11	11
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, March 31, 2021	40	40,966	74,215	742	77,500	(71,377)	6,865
Net loss	—	—	—	—	—	(19)	(19)
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, June 30, 2021	40	$41,472	74,215	$742	$76,994	$(71,396)	$6,340

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	40	$42,483	74,215	$742	$75,983	$(71,857)	$4,868
Net loss	—	—	—	—	—	(291)	(291)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, March 31, 2022	40	43,014	74,215	742	75,452	(72,148)	4,046
Net loss	—	—	—	—	—	(213)	(213)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, June 30, 2022	40	$43,545	74,215	$742	$74,921	$(72,361)	$3,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(504)	$(8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities	(343)	57
Net cash (used in) provided by operating activities	(847)	49

Net (decrease) increase in cash	(847)	49

Cash and cash equivalents, beginning of period	47,641	48,142

Cash and cash equivalents, end of period	$46,794	$48,191

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

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, the Company has had no clinical operations and limited corporate operations. Enzon has a marketing agreement relating to the drug Vicineum, which, if approved, will, potentially, generate milestone and royalty payments to it in the future. Enzon cannot make any assurances that it will earn material future royalties or milestones.

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which the Company may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021. Accordingly, the Company earned a milestone of $409,430 in the first quarter of 2021. The amount of $344,638 was received during that quarter and the balance of $64,792 was recorded as a receivable as of March 31, 2021. However, on August 13, 2021, Sesen announced that it had received a Complete Response Letter (“CRL”) from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls (“CMA”) issues pertaining to a recent preapproval inspection and product quality. Since that time, Sesen has reported that it has had a number of meetings with the FDA and noted that it had plans for further meetings to align on the remaining outstanding items related to the additional Phase 3 clinical trial. In an SEC filing on July 12, 2022, Sesen noted that on July 11, 2022, it participated in a Type B Meeting with the FDA and discussed outstanding items related to Sesen’s proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for Vicineum. However, on July 18, 2022, Sesen announced that it has made the strategic decision to voluntarily pause further development of Vicineum in the U.S. Subsequently, on July 20, 2022, Sesen announced that it had approved a restructuring plan to reduce operating expenses and better align its workforce to comport with its decision to pause further development of Vicineum.

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

As a result of the sale of all 40,000 Units available for purchase in the Rights Offering, the Company received approximately $43.6 million of gross proceeds and had 40,000 shares of Series C Preferred Stock outstanding and an aggregate of 74,214,603 shares of common stock outstanding following the Rights Offering. (See Note 12 to the Consolidated Financial Statements.)

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 or 2020 and, at June 30, 2022 and December 31, 2021, the liquidation value of the Series C Preferred Stock was $1,089 and $1,062 per share, respectively. (See Note 13 to the Condensed Consolidated Financial Statements.)

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

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2022 and December 31, 2021 due to their short-term nature. As of December 31, 2021, the Company held cash equivalents aggregating approximately $43.7 million. There were no cash equivalents at June 30, 2022.

(5)Supplemental Cash Flow Information

The Company made an income tax payment during the six-month period ended June 30, 2022 of approximately $1,000 and no income tax payments during the six-month period ended June 30, 2021. There were no interest payments made during the six-month periods ended June 30, 2022 or 2021.

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the three and six-month periods ended June 30, 2022 and 2021, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the three and six-month periods ended June 30, 2022 and 2021, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Loss Per Common Share – Basic and Diluted:
Net loss	$(213)	$(19)	$(504)	$(8)
Dividends on Series C preferred stock	(531)	(506)	(1,062)	(1,012)
Net loss available to common shareholders	$(744)	$(525)	(1,566)	$(1,020)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

At June 30, 2021, options to purchase 25,000 shares of common stock were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares. There were no outstanding options at June 30, 2022.

(7)Stock Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the six-month periods ended June 31, 2022 and 2021, no options or RSUs were granted and the Company incurred no stock-based compensation expense.

Activity related to stock options and nonvested shares during the six months ended June 30, 2022 and related balances outstanding as of that date are reflected below :

Stock Options
Outstanding at January 1, 2022	25,000
Granted	—
Exercised and vested	—
Expired and forfeited	(25,000)
Outstanding at June 30, 2022	—

Options vested and expected to vest at June 30, 2022	—

Options exercisable at June 30, 2022	—

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes

During the six-month periods ended June 30, 2022 and 2021, the Company recorded approximately ($3,600) and $2,000, respectively, of income tax (benefit) expense for New Jersey state income tax and a true-up adjustment for the over accrual of New Jersey tax in prior years.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2021, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of its deferred tax assets. However, although there can be no certainty of such, if the Company’s acquisition strategy is successful and future taxable income is projected, among other things, the valuation allowance will be reevaluated. Accordingly, it recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2021. In 2022, the Company projects a taxable loss before utilization of NOLs. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense as of June 30, 2022. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $104 million of NOLs. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At June 30, 2022, the Company had federal NOLs of approximately $104 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $26.5 million that expire in the years 2031 through 2041. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At June 30, 2022, the Company has federal research and development ("R&D") tax credit carryforwards of approximately $12.8 million that expire in the years 2023 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

The Company's ability to use the NOLs and R&D tax credit carryforwards may be limited, as they are subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. However, management of the Company believes that the Company's NOLs will not be limited by any changes in the Company's ownership as a result of the successful completion of the Rights Offering. (See Note 12 to the Condensed Consolidated Financial Statements.) Additionally, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company's ability to use its NOLs, the Board adopted a Section 382 rights plan. (See Note 11 to the Condensed Consolidated Financial Statements.)

The Company has not recorded a liability for unrecognized income tax benefits.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)Commitments and Contingent Liabilities

The COVID-19 global pandemic has had and may continue to have a serious adverse impact on the global economy and may adversely affect the Company's business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving and different variants and sub-variants of COVID-19 continue to emerge. The COVID-19 pandemic may continue to disrupt the global supply chain and may cause disruptions to the Company's operations, financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, COVID-19, including the various containment measures put into place across the globe, may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which the Company shares the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending before the FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19. In addition, the effects of the COVID-19 pandemic may negatively impact the Company’s search for a target company, as well as the business and/or results of operations of any target business that the Company acquires or in which the Company invests.

On April 25, 2022, the Company entered into an Indemnification Agreement with each of Richard L. Feinstein, its Chief Executive/Chief Financial Officer and Randolph Read, a director, (collectively, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company's Bylaws and generally provide that the Company shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain limitations and exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution. Subsequent to his election as a director, the Company entered into the same form of Indemnification Agreement with Jaffrey (Jay) A. Firestone.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10)Accounts Payable

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2021, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended June 30, 2022. Accordingly, at June 30, 2022, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no additional royalties from Merck.

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

(12)Rights Offering

In September 2020, the Company’s Board of Directors approved the Rights Offering, by which the Company distributed, at no charge to all holders of its common stock on the Record Date, transferable subscription rights to purchase Units at a subscription price per Unit of $1,090. In the Rights Offering, each stockholder on the Record Date received one subscription right for every share of common stock owned on the Record Date. For every 1,105 subscription rights held, a stockholder was entitled to purchase one Unit at the subscription price. Each Unit consisted of one share of newly designated Series C Preferred Stock, par value $0.01 per share, and 750 shares of the Company’s common stock. The subscription period for the Rights Offering ended on October 9, 2020.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13)Series C Preferred Stock (continued)

As of December 31, 2021 and June 30, 2022, pursuant to the terms of the Series C Preferred Stock, the Company’s Board of Directors had not declared a cash dividend on the Series C Preferred Stock as dividends on such stock are only declared and paid once a year on or about December 31st of each year. As of June 30, 2022, the Board had not yet determined whether to declare a cash dividend at the end of 2022. Since a determination has not been made, in the quarter ended June 30, 2022 the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $14 per share of Series C Preferred Stock, aggregating approximately $531,000 (for the six months ended June 30, 2022, the Company recorded an aggregate of approximately $1,062,000 or $27 per share to the liquidation preference), for a cumulative liquidation value of approximately $43,545,000 ($1,089 per share) as of June 30, 2022. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

The Company may not repurchase or redeem the Series C Preferred Stock prior to November 1, 2022. Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Condensed Consolidated Balance Sheets.

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

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug being developed by Sesen, Inc., is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) had accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act (“PDUFA”) date for a decision on the BLA of August 18, 2021 Accordingly, we earned a milestone of $409,430 in the first quarter of 2021, all of which was received by June 30, 2021. However, on August 13, 2021, Sesen announced that it had received a Complete Response Letter (“CRL”) from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls (“CMA”) issues pertaining to a recent preapproval inspection and product quality. Since that time, Sesen has reported that it has had a number of meetings with the FDA and noted that it had plans for further meetings to align on the remaining outstanding items related to the additional Phase 3 clinical trial. In an SEC filing on July 12, 2022, Sesen noted that on July 11, 2022, it participated in a Type B Meeting with the FDA and discussed outstanding items related to Sesen’s proposed protocol and statistical analysis plan design elements for an additional Phase 3 clinical trial for Vicineum.. However, on July 18, 2022, Sesen announced that it has made the strategic decision to voluntarily pause further development of Vicineum in the U.S., Subsequently, on July 20, 2022, Sesen announced that it had approved a restructuring plan to reduce operating expenses and better align its workforce to comport with its decision to pause further development of Vicineum.

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

Results of Operations

Revenues:

Milestones and Royalties (in thousands of dollars):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		%			%
	2022	Change	2021	2022	Change	2021
Milestone and royalty revenues	$—	(100)%	$291	$—	(100)%	$672

In the three-month and six-month periods ended June 30, 2021, we earned approximately $291,000 and $672,000, respectively, in milestone revenue from Sesen. There were no comparable revenues in the three-month and six-month periods ended June 30, 2022. Separately, in the three-month and six-month periods ended June 30, 2021, we were notified by Merck of an approximate $2,000 and $29,000 repayment, respectively, they believe they are owed of previously-paid royalties on PegIntron. Sales of PegIntron-related products will continue their declining trend and we expect to receive little or no future royalties from Merck. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020 and in Japan in December 2021. Such rights will expire in Chile in April 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter June 30, 2022.

Other Income (in thousands of dollars):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		%			%
	2022	Change	2021	2022	Change	2021
Other income	$90	4,400%	$2	$92	2,200%	$4

Other income is attributable to the interest and dividends received on the invested cash we received from the $43.6 million of proceeds from our rights offering (see Note 12 to our Condensed Consolidated Financial Statements). Other income increased by approximately $88,000, or 2,200%, to $92,000 for the six months ended June 30, 2022 from $4,000 for the first six months of 2021. The increase in other income is attributable to the higher rate of interest in 2022 and the nature of the account in which the proceeds were invested.

Other income increased by approximately $88,000, or 4,400%, to $90,000 for the three months ended June 30, 2022 from $2,000 for the three months ended June 30, 2021. The increase in other income is attributable to the higher rate of interest in 2022 and the nature of the account in which the proceeds were invested.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2022	Change	2021	2022	Change	2021
General and administrative	$303	(3)%	$312	$600	(12)%	$682

General and administrative expenses decreased by approximately $82,000, or 12%, to $600,000 for the six months ended June 30, 2022 from $682,000 for the first six months of 2021. The decrease in expense is substantially attributable to the decrease in consulting fees.

General and administrative expenses decreased by approximately $9,000, or 3%, to $303,000 for the three months ended June 30, 2022 from $312,000 for the three months ended June 30, 2021.

Tax Expense:

We incurred a tax (benefit) expense of approximately ($3,600) in the first half of 2022 and $2,000 in the first half of 2021 for the New Jersey state minimum taxes and a true-up adjustment for the over accrual of the New Jersey tax in prior years.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering. (See Note 12 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We may become entitled to additional milestone payments as a result of regulatory filings in the United States and Europe in connection with Vicineum. We may share in royalty payments upon the approval and sale of Vicineum, We believe that our existing cash on hand will be sufficient to fund our operations, at least, through August 2023. Our future royalty revenues may be de minimis over the next several years unless and until we receive a share of milestone and royalty payments resulting from the approval and sale of Vicineum, and we cannot assure you that we will receive any royalty, milestone or other payments or revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash used in operating activities represents a net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash used in operating activities during the six months ended June 30, 2022 was approximately $847,000, as compared to cash provided by operating activities of approximately $49,000 during the comparable period in 2021. The decrease of approximately $896,000 was primarily attributable to the net loss of approximately $504,000 and an increase in prepaid insurance of approximately $346,000 during the first half of 2022.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $847,000, from $47.6 million at December 31, 2021 to $46.8 million at June 30, 2022.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2022, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2022 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022, we believe, based on our projections, that at this time it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $104 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Condensed Consolidated Financial Statements).

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

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the SEC, including in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

Item 5. Other Information

In connection with his election as a director, the Company entered into its form of Indemnification Agreement with Jaffrey (Jay) A. Firestone (the “Indemnitee”). The Indemnification Agreement clarifies and supplements indemnification provisions already contained in the Company's Bylaws and generally provides that the Company shall indemnify the Indemnitee to the fullest extent permitted by applicable law, subject to certain limitations and exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with his service as a director or officer and also provides for rights to advancement of expenses and contribution.

The description of the Indemnification Agreement set forth in this Item 5 is not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement between the Company and the Indemnitee which is filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and is incorporated herein by reference.

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
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+

+Filed herewith.

**These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 4, 2022	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)