Form 10-Q
period 2022-09-30
ENZON PHARMACEUTICALS, INC.
filed 2022-11-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Shares of Common Stock outstanding as of November 4, 2022: 74,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,852	$47,641
Royalty and milestone receivable	—	28
Other current assets	405	85

Total assets (all current)	$47,257	$47,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	94	72
Total current liabilities	425	403

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,102 and $1,062 per share) at September 30, 2022 and December 31, 2021	44,076	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at September 30, 2022 and December 31, 2021	742	742
Additional paid-in capital	74,390	75,983
Accumulated deficit	(72,376)	(71,857)
Total stockholders’ equity	2,756	4,868
Total liabilities, mezzanine equity and stockholders’ equity	$47,257	$47,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Royalties and milestones, net	$—	$—	$—	$672
Total revenues	—	—	—	672

Operating expenses:
General and administrative	221	228	821	910
Total operating expenses	221	228	821	910

Operating loss	(221)	(228)	(821)	(238)
Other income	208	2	300	6

Loss before income tax (expense) benefit	(13)	(226)	(521)	(232)

Income tax (expense) benefit	(2)	—	2	(2)

Net loss	(15)	(226)	(519)	(234)
Dividends on Series C preferred stock	(531)	(506)	(1,593)	(1,518)
Net loss available to common shareholders	$(546)	$(732)	$(2,112)	$(1,752)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	40	$40,460	74,215	$742	$78,006	$(71,388)	$7,360
Net income	—	—	—	—	—	11	11
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, March 31, 2021	40	40,966	74,215	742	77,500	(71,377)	6,865
Net loss	—	—	—	—	—	(19)	(19)
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, June 30, 2021	40	41,472	74,215	742	76,994	(71,396)	6,340
Net loss	—	—	—	—	—	(226)	(226)
Preferred stock dividend accumulation	—	506	—	—	(506)	—	(506)
Balance, September 30, 2021	40	$41,978	74,215	$742	$76,488	$(71,622)	$5,608

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	40	$42,483	74,215	$742	$75,983	$(71,857)	$4,868
Net loss	—	—	—	—	—	(291)	(291)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, March 31, 2022	40	43,014	74,215	742	75,452	(72,148)	4,046
Net loss	—	—	—	—	—	(213)	(213)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, June 30, 2022	40	43,545	74,215	742	74,921	(72,361)	3,302
Net loss	—	—	—	—	—	(15)	(15)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, September 30, 2022	40	$44,076	74,215	$742	$74,390	$(72,376)	$2,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(519)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities	(270)	(17)
Net cash used in operating activities	(789)	(251)

Net decrease in cash	(789)	(251)

Cash and cash equivalents, beginning of period	47,641	48,142

Cash and cash equivalents, end of period	$46,852	$47,891

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

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 12 to our Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to realize the value of its more than $100 million NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors (the “Board”) adopted a Section 382 rights plan (see Note 11 to our Condensed Consolidated Financial Statements).

The Board and its management are actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with its long-term strategy. The Company’s management and Board have made a number of contacts and engaged in discussions with principals of individual companies and financial advisors on behalf of various individual companies, while continuing to evaluate potential transactions. To date, no actionable transactions have been initiated.

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

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which the Company may be entitled to a share of certain milestone and royalty payments if Vicineum, a drug being developed by Sesen Bio, Inc. (“Sesen”), is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act date for a decision on the BLA of August 18, 2021. Accordingly, the Company earned a milestone of $409,430 in the first quarter of 2021. The amount of $344,638 was received during that quarter and the balance of $64,792 was recorded as a receivable as of March 31, 2021. However, on August 13, 2021, Sesen announced that it had received a Complete Response Letter from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls issues pertaining to a recent preapproval inspection and product quality. In its public filings, Sesen stated that it made the strategic decision to voluntarily pause further development of Vicineum in the United States. Sesen also stated that the decision was based on a thorough reassessment of Vicineum following recent discussions with the FDA, which had implications on the size, timeline and costs of an additional Phase 3 clinical trial, which the FDA previously confirmed would be required for a potential resubmission of a BLA for Vicineum. Sesen further stated that it continued to believe Vicineum has benefits for patients and healthcare providers that can be maximized through a company with a larger infrastructure, and as such, intended to seek a partner that could execute further development to realize the full potential of Vicineum. As a result of this decision, Sesen stated that it turned its primary focus to the careful assessment of potential strategic alternatives. On September 21, 2022, Sesen announced that it had entered into a definitive merger agreement with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum.

In a filing with the SEC in March 2021, Sesen noted that it had received notice from the European Medicines Agency that its Marketing Authorization Application for Vicineum was found to be valid and the review procedure had officially started. Accordingly, the Company earned and received an additional milestone of $292,284 in the second quarter of 2021. Subsequently, on August 25, 2021, Sesen announced that it had withdrawn its application to market Vicineum in Europe.

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

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 or 2020. At September 30, 2022 and December 31, 2021, the liquidation value of the Series C Preferred Stock was $1,102 and $1,062 per share, respectively. Beginning November 1, 2022, the Company may repurchase or redeem the Series C Preferred Stock. (See Note 13 to the Condensed Consolidated Financial Statements.)

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

(3)Recent Accounting Pronouncements

Recent Accounting Standards Updates issued by the Financial Accounting Standards Board and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future Condensed Consolidated Financial Statements.

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2022 and December 31, 2021 due to their short-term nature. As of December 31, 2021, the Company held cash equivalents aggregating approximately $43.7 million. There were no cash equivalents at September 30, 2022.

(5)Supplemental Cash Flow Information

The Company made an income tax payment during the nine-month period ended September 30, 2022 of approximately $1,000 and no income tax payments during the nine-month period ended September 30, 2021. There were no interest payments made during the nine-month periods ended September 30, 2022 or 2021.

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the three and nine-month periods ended September 30, 2022 and 2021, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the three and nine-month periods ended September 30, 2022 and 2021, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Loss Per Common Share – Basic and Diluted:
Net loss	$(15)	$(226)	$(519)	$(234)
Dividends on Series C preferred stock	(531)	(506)	(1,593)	(1,518)
Net loss available to common shareholders	$(546)	$(732)	$(2,112)	$(1,752)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

At September 30, 2021, options to purchase 25,000 shares of common stock were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares. There were no outstanding options at September 30, 2022.

(7)Stock Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the nine-month periods ended September 30, 2022 and 2021, no options or RSUs were granted and the Company incurred no stock-based compensation expense.

Activity related to stock options and nonvested shares during the nine months ended September 30, 2022 and related balances outstanding as of that date are reflected below :

Stock Options
Outstanding at January 1, 2022	25,000
Granted	—
Exercised and vested	—
Expired and forfeited	(25,000)
Outstanding at September 30, 2022	—

Options vested and expected to vest at September 30, 2022	—

Options exercisable at September 30, 2022	—

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes

During the nine-month periods ended September 30, 2022 and 2021, the Company recorded approximately $2,000 and ($2,000), respectively, of income tax benefit (expense) for New Jersey state income tax and a true-up adjustment for the over accrual of New Jersey tax in prior years.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended December 31, 2021, the Company believed that it was more likely than not that future taxable income would not exist to utilize some or all of its deferred tax assets. However, although there can be no certainty of such, if the Company’s acquisition strategy is successful and future taxable income is projected, among other things, the valuation allowance will be reevaluated. Accordingly, it recorded a valuation allowance in the amount of its total deferred tax assets for the period ended December 31, 2021. In 2022, the Company projects a taxable loss before utilization of NOLs. Due to the valuation allowance placed on its deferred tax assets, the deferred tax expense resulting from the usage and/or expiration of deferred tax assets was offset by a corresponding deferred tax benefit from a reduction in valuation allowance, and the Company recorded no deferred tax expense as of September 30, 2022. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $104 million of NOLs. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At September 30, 2022, the Company had federal NOLs of approximately $104 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $26.5 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, federal net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At September 30, 2022, the Company has federal research and development (“R&D”) tax credit carryforwards of approximately $12.8 million that expire in the years 2023 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

On April 25, 2022, the Company entered into an Indemnification Agreement with each of Richard L. Feinstein, its Chief Executive/Chief Financial Officer and Randolph Read, a director, and, subsequent to his election as a director, with Jaffrey (Jay) A. Firestone (collectively, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company’s Bylaws and generally provide that the Company shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain limitations and exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10)Accounts Payable

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2021, the Company recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended September 30, 2022. The Company believes that it will receive no significant additional royalties from Merck. Accordingly, at September 30, 2022, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13)Series C Preferred Stock (continued)

As of December 31, 2021 and September 30, 2022, pursuant to the terms of the Series C Preferred Stock, the Company’s Board of Directors had not declared a cash dividend on the Series C Preferred Stock as dividends on such stock are only declared and paid once a year on or about December 31st of each year. As of September 30, 2022, the Board had not yet determined whether to declare a cash dividend at the end of 2022. Since a determination has not been made, in the quarter ended September 30, 2022, the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $14 per share of Series C Preferred Stock, aggregating approximately $531,000 (for the nine months ended September 30, 2022, the Company recorded an aggregate of approximately $1,593,000 or $40 per share to the liquidation preference), for a cumulative liquidation value of approximately $44,076,000 ($1,102 per share) as of September 30, 2022. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

Beginning November 1, 2022, the Company may repurchase or redeem the Series C Preferred Stock. Since the redemption of the Series C Preferred Stock is optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Condensed Consolidated Balance Sheets.

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

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug being developed by Sesen, Inc., is approved for the treatment of non-muscle invasive bladder cancer. In a press release dated February 16, 2021, Sesen announced that the U.S. Food and Drug Administration (the “FDA”) had accepted for filing Sesen’s Biologic License Application (“BLA”) for Vicineum. The FDA further granted Priority Review, with a target Prescription Drug User Fee Act date for a decision on the BLA of August 18, 2021. Accordingly, we earned a milestone of $409,430 in the first quarter of 2021, all of which was received by June 30, 2021. However, on August 13, 2021, Sesen announced that it had received a Complete Response Letter” from the FDA and that the FDA had determined that it cannot approve the BLA for Vicineum in its present form and had provided recommendations specific to additional clinical/statistical data and analyses in addition to Chemistry, Manufacturing and Controls issues pertaining to a recent preapproval inspection and product quality. In its public filings, Sesen stated that it made the strategic decision to voluntarily pause further development of Vicineum in the United States. Sesen also stated that the decision was based on a thorough reassessment of Vicineum following recent discussions with the FDA, which had implications on the size, timeline and costs of an additional Phase 3 clinical trial, which the FDA previously confirmed would be required for a potential resubmission of a BLA for Vicineum. Sesen further stated that it continued to believe Vicineum has benefits for patients and healthcare providers that can be maximized through a company with a larger infrastructure, and as such, intended to seek a partner that could execute further development to realize the full potential of Vicineum. As a result of this decision, Sesen stated that it turned its primary focus to the careful assessment of potential strategic alternatives. On September 21, 2022, Sesen announced that it had entered into a definitive merger agreement with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum.

In a filing with the SEC in March 2021, Sesen noted that it had received notice from the European Medicines Agency that its Marketing Authorization Application for Vicineum was found to be valid and the review procedure had officially started. Accordingly, we earned and received an additional milestone of $292,284 in the second quarter of 2021. Subsequently, on August 25, 2021, Sesen announced that it had withdrawn its application to market Vicineum in Europe.

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

Results of Operations

In the three-month and nine-month periods ended September 30, 2021, we earned approximately $0 and $672,000, respectively, in milestone revenue from Sesen. There were no comparable revenues in the three-month and nine-month periods ended September 30, 2022. Separately, in the three-month and nine-month periods ended September 30, 2021, we were notified by Merck of an approximate $0 and $29,000 repayment, respectively, they believe they are owed of previously-paid royalties on PegIntron. Sales of PegIntron-related products in the area in which our patents have not expired are de minimis and we expect to earn little or no future royalties from Merck. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020 and in Japan in December 2021. Such rights will expire in Chile in April 2024.

Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended September 30, 2022, but neither is expected to be material.

Other Income (in thousands of dollars):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		%			%
	2022	Change	2021	2022	Change	2021
Other income	$208	10,300%	$2	$300	4,900%	$6

Other income is attributable to the interest and dividends received on the invested cash we received from the $43.6 million of proceeds from our rights offering (see Note 12 to our Condensed Consolidated Financial Statements). Other income increased by approximately $294,000, or 4,900%, to $300,000 for the nine months ended September 30, 2022 from $6,000 for the first nine months of 2021. The increase in other income is attributable to the higher rate of interest in 2022 and the nature of the account in which the proceeds were invested.

Other income increased by approximately $206,000, or 10,300%, to $208,000 for the three months ended September 30, 2022 from $2,000 for the three months ended September 30, 2021. The increase in other income is attributable to the higher rate of interest in 2022 and the nature of the account in which the proceeds were invested.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2022	Change	2021	2022	Change	2021
General and administrative	$221	(3)%	$228	$821	(10)%	$910

General and administrative expenses decreased by approximately $89,000, or 10%, to $821,000 for the nine months ended September 30, 2022 from $910,000 for the first nine months of 2021. The decrease in expense is substantially attributable to the decrease in consulting fees.

General and administrative expenses decreased by approximately $7,000, or 3%, to $221,000 for the three months ended September 30, 2022 from $228,000 for the third quarter of 2021. The decrease in expense is substantially attributable to the decrease in consulting and accounting fees, as partially offset by an increase in legal and contracted services fees.

Tax Expense:

We incurred a tax (benefit) expense of approximately ($2,000) in the first nine months of 2022 and $2,000 in the first nine months of 2021 for the New Jersey state minimum taxes and a true-up adjustment for the over accrual of the New Jersey tax in prior years.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering. (See Note 12 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We may become entitled to additional milestone payments as a result of regulatory filings in the United States and Europe in connection with Vicineum. We may share in royalty payments upon the approval and sale of Vicineum, However, Sesen has announced that it has paused development of Vicineum in the U.S. and any such milestone or royalty payments are unlikely in the near future. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through November 2023. Our future royalty revenues may be de minimis over the next several years unless and until we receive a share of milestone and royalty payments resulting from the approval and sale of Vicineum, and we cannot assure you that we will receive any royalty, milestone or other payments or revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash used in operating activities represents a net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2022 was approximately $789,000, as compared to cash used in operating activities of approximately $251,000 during the comparable period in 2021. This net increase of approximately $538,000 was primarily attributable to the increase in net loss of approximately $285,000 and a net increase of approximately $253,000 in cash used in changes in operating assets and liabilities that was primarily attributable to an increase in prepaid insurance of approximately $333,000 during the nine months ended September 30, 2022.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $789,000, from $47.6 million at December 31, 2021 to $46.9 million at September 30, 2022.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2022, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of September 30, 2022 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $104 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Condensed Consolidated Financial Statements).

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

●	We may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets and enhance stockholder value as a public company acquisition vehicle.
●	Our sources of revenue are limited and we may incur losses for the foreseeable future.
●	In recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.
●	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired in various jurisdictions and, except for Vicineum (the development of which has been discontinued by Sesen), will, by 2024, expire world-wide. We currently do not anticipate any significant royalties from other sources, but we may acquire new sources of royalty revenues.
●	The unprecedented actions taken globally to control the spread of COVID 19 and its related variants, as well as the uncertainty surrounding the success of global vaccination efforts, may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.
●	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.
●	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.
●	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.
●	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.
●	The price of our common stock has been, and may continue to be, volatile.
●	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.
●	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

●	We have adopted a Section 382 rights plan, which may discourage a corporate takeover.
●	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.
●	The terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders.
●	The interests of our significant stockholders may conflict with the interests of other stockholders.
●	If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.
●	If we experience a “Change of Control,” as defined in Certificate of Designation of the Series C Preferred Stock, the holders of the Series C Preferred Stock shall have the right, at such holder’s option, to require the Company to redeem at the Liquidation Preference then in effect all or a portion of such holder’s shares of Series C Preferred Stock, which would negatively impact our available cash.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

Item 5. Other Information.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 9, 2022	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)