Form 10-K
period 2022-12-31
ENZON PHARMACEUTICALS, INC.
filed 2023-02-16
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes     ☒  No

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $11,766,830 as of June 30, 2022, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.31 per share reported for such date. Shares of Common Stock held by each executive officer and director and certain beneficial owners of 10% or more of the Common Stock of the registrant as of June 30, 2022 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,214,603 shares of Common Stock issued and outstanding as of February 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2023 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2022, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2022 Annual Report on Form 10-K

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

In September 2020, we initiated a rights offering (the “Rights Offering”) for our common and preferred stock, which closed in October 2020 (see below and Note 13 to our Consolidated Financial Statements), and we realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to realize the value of our approximately $103.8 million NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, our Board of Directors (the “Board”) adopted a Section 382 rights plan (see Note 12 to our Consolidated Financial Statements).

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

Royalty and Milestone Agreements and Revenues

Prior to 2017, we received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). In 2021 and 2022 net royalties from PegIntron have not been significant. There is a dispute with Merck regarding royalties (see Note 4 to our Consolidated Financial Statements). We have a licensing agreement regarding SC Oncaspar and certain other drugs.

In 2021, we earned total milestones revenues of approximately $702,000 from Sesen, Inc. and no revenues from Sesen, Inc. in 2022. (See Note 1 to our Consolidated Financial Statements.)

During the years ended December 31, 2022 and 2021, we received a license maintenance fee of approximately $26,000 and $28,000, respectively, from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. (See Note 1 to our Consolidated Financial Statements.)

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

We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.8 million in federal NOLs. However, we do not have any current plans, arrangements or understandings with respect to any acquisitions or investments, and we have not identified any actionable acquisition candidates. We will have significant discretion in the use of the net proceeds of our Rights Offering, and it is possible that we will fail to maximize our return on such proceeds. While we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

The COVID-19 pandemic may continue to disrupt the approval and manufacture of products for which we share the right to receive licensing fees, milestone payments and royalties and may negatively impact our search for an acquisition target, and the business and/or results of operations of any target business that we acquire or in which we invest.

Despite continued progress in the administration of vaccines, both the continued outbreak of recent variants and the related containment measures that have been put in place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and may adversely affect our business operations. The ongoing global health crisis (including resurgences) resulting from the pandemic have disrupted, and continue to disrupt, the normal operations of many businesses, including restrictions such as the scale-back of business operations and/or the imposition of either quarantine or remote work requirements for employees, either by government order or on a voluntary basis. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving. The COVID-19 pandemic may continue to disrupt the global supply chain and may cause disruptions to our operations, financial condition and prospects.

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

We have incurred losses in the current period and have limited sources of revenues. Although we received approximately $43.1 million of net proceeds in the fourth quarter of 2020 from the Rights Offering, which we are using to position us as a public company acquisition vehicle, unless and until we can consummate an acquisition or investment that generates income, we do not anticipate generating any additional cash or revenues. We have been informed by Merck that there will likely be no or minimal additional sales of PegIntron and we would likely receive no further significant royalties, although we may remain potentially liable to Merck for product returns and rebates. Based on current estimates, we do not expect any liability for those returns and rebates to be material. Moreover, our right to receive royalty revenues from other products is limited and we currently do not intend to acquire new sources of royalty revenues. For those remaining existing or potential sources of royalty revenue, our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

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

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a partial valuation allowance against our deferred income tax assets, which may fluctuate as conditions change. While we are positioned as a public company acquisition vehicle and intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our NOLs, we cannot provide any assurance that we will be able to do so. If we fail to do so, more than 90% of our current federal NOLs will expire by the end of 2031.

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

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and, therefore, our Board could decide in the future not to declare dividends. In addition, as described elsewhere, our common stock ranks junior to the Series C Preferred Stock, and we cannot declare or pay cash dividends on our common stock unless we satisfy the dividend requirements of such Series C Preferred Stock. Also, our ability to pay dividends in the future depends on, among other things, interest rates, our future revenues, including any revenues from existing and any future royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations. We expect little or no future royalties from existing products for which we have the right to receive royalties. In addition, while we intend to acquire or invest in profitable businesses, entities or revenue streams and we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum, we cannot assure you that we will be able to do so or that we will have sufficient royalty or milestone revenues to be able to pay dividends in the future.

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

The dividends on our Series C Preferred Stock can be paid either in cash or be paid in kind by increasing the liquidation value of the shares of Series C Preferred Stock.

The terms of the Series C Preferred Stock allow dividends on the shares of Series C Preferred Stock to be paid either in cash or be paid in kind by increasing the liquidation value of the shares of Series C Preferred Stock and, therefore, allow the repayment of the principal and accrued dividends on the Series C Preferred Stock to be deferred until the earliest of the redemption of the Series C Preferred Stock or upon our dissolution, liquidation or winding up. We may not have enough capital to repay the full amount of the principal and accrued dividends when the payment of principal and accrued dividends on the Series C Preferred Stock becomes due.

The Series C Preferred Stock is equity and is subordinate to our existing and future indebtedness and other liabilities, and your interests may be diluted in the event we issue additional shares of preferred stock.

Shares of the Series C Preferred Stock represent equity interests and do not constitute indebtedness. As such, the Series C Preferred Stock will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including in our liquidation, dissolution or winding up. Our future debt, if any, may include restrictions on our ability to pay distributions to preferred stockholders. Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock such as the Series C Preferred Stock, dividends are payable only if declared by our Board of Directors (or a duly authorized committee thereof). Our ability to pay dividends on the Series C Preferred Stock may be limited by the terms of our agreements governing any future indebtedness and by the provisions of any other future agreements.

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

 Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a services agreement with Regus Management Group, LLC.

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

Holders

As of February 11, 2023, there were 758 holders of record of our common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future not to declare dividends. We did not pay any cash dividends to our common stockholders in 2022 and can provide no assurance that our Board will declare any cash dividends payable to our common stockholders in the future. In addition, as our common stock ranks junior to the Series C Preferred Stock, unless full dividends have been (i)  paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 per share of Series C Preferred Stock or (iii) set aside for payment on all such outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our common stock. On an annual basis, our Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time. If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Also, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

On December 29, 2022, our Board declared a cash dividend of 3% of the liquidation preference at December 31, 2021 ($42,483,286) of the Series C Preferred Stock, aggregating $1,274,400 ($31.86 per share). Such dividend was paid on January 17, 2023 to the holders of record of our Series C Preferred Stock as of January 10, 2023.

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

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.8 million of federal NOLs. To date, we have not identified any actionable acquisition candidates and, while we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. Royalty revenues from sales of PegIntron accounted for 0% and (4)% of our total revenues for the years ended December 31, 2022 and 2021, respectively, net of the effects of Merck’s adjustments for recoupment of previously overpaid royalties.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Based on the U.S. Food and Drug Administration (the “FDA”) accepting Sesen’s Biologic License Application (“BLA”) for Vicineum, we earned a milestone of $409,430 in the first quarter of 2021. In a series of announcements, Sesen described a number of regulatory issues that developed with the FDA, which caused it to voluntarily pause further development of Vicineum in the United States. Sesen also stated that the decision was based on a thorough reassessment of Vicineum following recent discussions with the FDA. Sesen stated that it continued to believe Vicineum has benefits for patients and healthcare providers that can be maximized through a company with a larger infrastructure, and as such, intended to seek a partner that could execute further development to realize the full potential of Vicineum. As a result of this decision, Sesen stated that it turned its primary focus to the careful assessment of potential strategic alternatives. On September 21, 2022, Sesen announced that it had entered into a definitive merger agreement with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum. On February 2, 2023, in an SEC filing, Sesen noted that given ongoing discussions with potential partners, completing a sale of Vicineum may be challenging.

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

Results of Operations (in thousands of dollars):

	For the
	Year Ended December 31,
	2022	2021
Revenues:
Royalties and milestones, net	$26	$701
Total revenues	26	701
Operating expenses:
General and administrative	1,058	1,170
Operating loss	(1,032)	(469)
Other income	646	7
Income tax benefit (expense)	200	(7)
Net loss	$(186)	$(469)

Overview

The following table summarizes our royalties earned in 2022 and 2021:

Royalties and Milestones Revenues (in thousands of dollars):

	For the Year Ended December 31,
	%
	2022	Change	2021
Royalties and milestones revenues	26	(96)	701

In 2022, we earned no net royalties and milestones from Sesen and, in 2021, we earned total net royalties and milestones revenues of approximately $729,000 from Sesen. Separately, in 2021, we were notified by Merck of an approximate $28,000 repayment they believe they are owed of previously-paid royalties on PegIntron. The revenues in 2022 and 2021 were approximately $26,000 and $28,000, respectively, from license fees from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020, expired in Japan in 2021 and will expire in Chile in 2024.

At December 31, 2021, we recorded a liability to Merck of approximately $331,000 based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the year ended December 31, 2022, there were no recoupments related to PegIntron that were claimed by Merck. As such, as asserted by Merck, the Company maintained the liability to Merck of $331,000 at December 31, 2022, as discussed in Note 4 to the Consolidated Financial Statements. During the year ended December 31, 2021, net recoupments from PegIntron claimed by Merck were approximately $29,000.

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

Other Income (in thousands of dollars):

	For the Year Ended December 31,
	%
	2022	Change	2021
Other income	$646	9,129	$7

Other income is attributable to the interest and dividends received on the invested cash we received from the $43.6 million of proceeds from our rights offering (see Note 13 to our Consolidated Financial Statements). Other income increased by approximately $639,000, or 9,129%, to $646,000 for 2022 from $7,000 for 2021. The increase in other income is attributable to the higher rates of interest in 2022 and the nature of the accounts in which the proceeds were invested.

General and Administrative Expenses (in thousands of dollars):

	For the Year Ended December 31,
	%
	2022	Change	2021
General and administrative expenses	$1,058	(10)	$1,170

For the year ended December 31, 2022, general and administrative expenses were approximately $1,058,000, a decrease of approximately $112,000 (10%) from $1,170,000 in the prior year. The change in 2022 from 2021 was primarily from a decrease in consulting and accounting fees.

In 2022 and 2021, general and administrative expenses consisted primarily of insurance expenses, consulting fees for executive services, outside professional services for accounting, audit, tax and legal services.

Income Taxes

As a result of our expenses exceeding our royalty and milestone income for the year ended December 31, 2022, we incurred approximately $400,000 in taxable loss before utilization of NOLs. We utilized none of our NOLs due to the taxable loss position. We are projecting 2023 pre-tax book income of approximately $720,000 due to increased interest rates on the short-term cash investments. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2023, however, they are not expected to return to the low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances as of December 31, 2022. A deferred tax benefit of $202,000 was recorded during the year ended December 31, 2022. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.8 million NOLs. While we anticipate that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in the Company’s ownership as a result of the successful completion of the Rights Offering. (See Note 13 to the Consolidated Financial Statements.)

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted sales of the drug products for which we have the right to receive royalties, our ability to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our NOLs and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, we cannot assure you that the estimates and assumptions upon which these projections and beliefs are based will prove accurate, that the projected results will be realized or that the actual results will not be substantially higher or lower than projected.

Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs, our Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on June 2, 2024 (unless that date is advanced or extended by the Board of Directors), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute and (iv) the close of business on the first day of a taxable year of the Company to which our Board of Directors determines that no NOLs may be carried forward.

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

With regard to the Series C Preferred Stock, on an annual basis, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of our common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. On December 29, 2022, our Board declared a cash dividend of 3% of the liquidation preference ($42,483,286) of the Series C Preferred Stock, aggregating $1,274,400 ($31.86 per share). Such dividend was paid on January 17, 2023 to the holders of record of our Series C Preferred Stock as of January 10, 2023.

As of November 1, 2022, we are able to redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that we redeem their shares in the event that we undergo a change of control.

We believe that the completion of the Rights Offering will not limit the use of our NOLs due to any Section 382 limitations.

As the Company’s Board declared a dividend on the Series C Preferred Stock as of December 31, 2022, the liquidation value at both December 31, 2022 and 2021 was $1,062 per share. (See Note 14 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 13 to the Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum, We believe that our existing cash on hand will be sufficient to fund our operations, at least, through February 2024. Our future royalty revenues are expected to be de minimis over the next several years and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Net cash used in operating activities represents net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Net cash used in operating activities during 2022 was $659,000, as compared to net cash used in operating activities of $501,000 in 2021. The increase in net cash used of approximately $158,000 was primarily attributable to an increase in prepaid insurance of approximately $318,000.

No cash was provided by financing or investing activities in 2022 or 2021.

The net effect of the foregoing was a decrease of cash of approximately $0.6 million, from $47.6 million at December 31, 2021 to $47.0 million at December 31, 2022.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2022, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2022 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Contingent payments with third parties and pursuant to the sale of our former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on our part or the other party to complete the earning process.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2023, however, they are not expected to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.8 million of federal NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 13 to the Consolidated Financial Statements).

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

Item 8. Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-16 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, who is the same individual, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)Management’s Report on Internal Control over Financial Reporting

It is the responsibility of the management of Enzon Pharmaceuticals, Inc. and Subsidiaries to establish and maintain adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Enzon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Enzon are being made only in accordance with authorizations of management and directors of Enzon; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Enzon’s assets that could have a material effect on the consolidated financial statements of Enzon.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2022 our internal control over financial reporting was effective based on those criteria.

(d)Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Item 9B. Other Information

On February 15, 2023, we increased the annual consulting fee of Richard L. Feinstein, the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, from $200,000 to $210,000 and awarded him an incentive amount of $15,000 based on his performance during 2022, all pursuant to his existing consulting agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2022, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2022 to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2022, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2022 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2022, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2022 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2022, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2022 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2022, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2022 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(4)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(5)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	(10)
4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	+
4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(4)
4.3	First Amendment to the Section 382 Rights Agreement, dated as of June 4, 2021 and effective as of June 2, 2021, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	(6)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(7)
10.4	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(8)
10.5	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(8)
10.6	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(9)
10.7	Independent Contractor Agreement, effective as of February 24, 2022, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein **	(10)
10.8	Form of Indemnification Agreement for members of the Board of Directors **	(11)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+

101.CAL	Inline XBRL Calculation Linkbase Document	+
101.LAB	Inline XBRL Labels Linkbase Document	+
101.PRE	Inline XBRL Presentation Linkbase Document	+
101.DEF	Inline XBRL Definition Linkbase Document	+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	+
+

+Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
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

(6)Current Report on Form 8-K filed June 8, 2021

(7)Quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(8)Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019

(9)Current Report on Form 8-K filed September 1, 2020

(10)Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022

(11)Quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed April 26, 2022

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: February 16, 2023	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Feinstein	Chief Executive Officer, Chief Financial Officer and Secretary	February 16, 2023
Richard L. Feinstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Randolph C. Read	Director (Chairman of the Board)	February 16, 2023
Randolph C. Read

/s/ Jordan Bleznick	Director	February 16, 2023
Jordan Bleznick

/s/ Jaffrey (Jay) A. Firestone	Director	February 16, 2023
Jaffrey (Jay) A. Firestone

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, mezzanine equity and stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in Note 9 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended December 31, 2022, the Company had deferred tax assets before valuation allowances of approximately $36.4 million. As of December 31, 2022, the Company has recorded a valuation allowance of approximately $36.2 million on the deferred tax assets, resulting in a deferred tax asset of $202,000 as of December 31, 2022. In assessing the realizability of deferred tax assets the Company must assess its tax planning strategies, enacted and effective tax law considerations, and whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration, using assumptions about Company-specific conditions and events.

We identified the assessment of realizability of deferred tax assets as a critical audit matter due to the significant judgement and estimation required by management in their assessment. This in turn led to a high degree of auditor subjectivity and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates and assumptions made by management.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the valuation of deferred taxes. Our procedures also included, among others, an evaluation of: (a) the expiration dates of certain deferred tax assets, primarily federal and state net operating loss carryforwards, (b) whether the Company may have experienced an ownership change resulting in annual limitation of net operating loss carryforwards, and (c) the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. We compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in considering whether management demonstrated their ability and intent in executing planned strategies, including the reasonableness of the application of enacted and effective tax law.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Philadelphia, Pennsylvania

February 15, 2023

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$46,982	$47,641
Royalty receivable	—	28
Other current assets	405	85
Total current assets	47,387	47,754
Deferred tax asset	202	—

Total assets	$47,589	$47,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	93	72
Dividends payable on Series C preferred stock	1,275	—
Total current liabilities	1,699	403

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,062 per share ) at December 31, 2022 and 2021	42,483	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at December 31, 2022 and 2021	742	742
Additional paid-in capital	74,708	75,983
Accumulated deficit	(72,043)	(71,857)
Total stockholders’ equity	3,407	4,868
Total liabilities, mezzanine equity and stockholders’ equity	$47,589	$47,754

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues:
Royalties and milestones, net	$26	$701
Total revenues	26	701

Operating expenses:
General and administrative	1,058	1,170
Total operating expenses	1,058	1,170

Operating loss	(1,032)	(469)
Other income	646	7

Loss before income tax benefit (expense)	(386)	(462)

Income tax benefit (expense)	200	(7)

Net loss	(186)	(469)
Dividends on Series C preferred stock	(1,275)	(2,023)
Net loss available to common shareholders	$(1,461)	$(2,492)

Loss per common share
Basic and diluted	$(0.02)	$(0.03)
Weighted average number of common shares
Basic and diluted	74,215	74,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	40	40,460	74,215	742	78,006	(71,388)	7,360
Net loss	—	—	—	—	—	(469)	(469)
Preferred stock dividend accumulation	—	2,023	—	—	(2,023)	—	(2,023)
Balance, December 31, 2021	40	42,483	74,215	742	75,983	(71,857)	4,868
Net loss	—	—	—	—	—	(186)	(186)
Preferred stock dividend declared	—	—	—	—	(1,275)	—	(1,275)
Balance, December 31, 2022	40	$42,483	74,215	$742	$74,708	$(72,043)	$3,407

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(186)	$(469)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(202)	—
Changes in operating assets and liabilities:
Decrease (increase) in royalty receivable	28	(23)
Increase in other current assets	(320)	—
Increase in accounts payable	—	29
Increase (decrease) increase in accrued expenses and other current liabilities	21	(38)
Net cash used in operating activities	(659)	(501)

Net decrease in cash	(659)	(501)
Cash and cash equivalents at beginning of year	47,641	48,142
Cash and cash equivalents at end of year	$46,982	$47,641

Non-cash financing activities:
Declaration of dividend for Series C Preferred Stock	$1,275	$—
Accretion of dividend for Series C Preferred Stock	$—	$2,023

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

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 13 to our Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to realize the value of its more than $100 million net NOLs by acquiring potentially profitable businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors (the “Board”) adopted a Section 382 rights plan (see Note 12 to our Condensed Consolidated Financial Statements).

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

The Board and the Company’s management are actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with its long-term strategy. The Company’s management and Board have made a number of contacts and engaged in discussions with principals of individual companies and financial advisors on behalf of various individual companies, while continuing to evaluate potential transactions. To date, no actionable transactions have been initiated.

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which it may be entitled to certain milestone and royalty payments if Vicineum, a drug being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Based on the U.S. Food and Drug Administration (the “FDA”) accepting Sesen’s Biologic License Application (“BLA”) for Vicineum, the Company earned a milestone of $409,430 in the first quarter of 2021. In a series of announcements, Sesen described a number of regulatory issues that developed with the FDA, which caused it to voluntarily pause further development of Vicineum in the United States. Sesen also stated that the decision was based on a thorough reassessment of Vicineum following recent discussions with the FDA. Sesen stated that it continued to believe Vicineum has benefits for patients and healthcare providers that can be maximized through a company with a larger infrastructure, and as such, intended to seek a partner that could execute further development to realize the full potential of Vicineum. As a result of this decision, Sesen stated that it turned its primary focus to the careful assessment of potential strategic alternatives. On September 21, 2022, Sesen announced that it had entered into a definitive merger agreement with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum. On February 2, 2023, in an SEC filing, Sesen noted that given ongoing discussions with potential partners, completing a sale of Vicineum may be challenging.

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

During the fourth quarters of 2022 and 2021, we received a license maintenance fee of approximately $26,000 and $28,000, respectively, from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. The fee represents half of the amount paid by Viventia Biotech (Barbados) Inc. (“Viventia”), part of Sesen, on an annual basis for the continued right to license Vicineum.

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

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 and, at December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,274,400 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023. (See Note 14 to the Consolidated Financial Statements.)

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

Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2022 and 2021 due to their short-term nature. As of each of December 31, 2022 and 2021, the Company held cash equivalents aggregating approximately $44.2 million and $43.6 million, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Royalty revenues from the Company’s agreements with third parties and pursuant to the sale of the Company’s former specialty pharmaceutical business are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. Because the Company records revenue only when collection is assured, no provision for uncollectible accounts is established upon recognition of revenues.

Contingent payments with third parties and pursuant to the sale of the Company’s former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

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

(3)          Recent Accounting Pronouncements

Recent Accounting Standards Updates issued by the Financial Accounting Standards Board (the “FASB”) and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)          Accounts Payable, Accrued Expenses and Dividends Payable on Series C Preferred Stock

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2021, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the year ended December 31, 2022, no additional royalties/(recoupments) related to PegIntron were claimed by Merck. As such, as asserted by Merck, the Company’s recorded liability to Merck remained at $331,000 at December 31, 2022. During the year ended December 31, 2021, net recoupments from PegIntron were approximately $28,000.

The Company believes that it will receive little or no future royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Professional and consulting fees	$87	$61
Other	6	11
	$93	$72

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2022, the Board declared a cash dividend of 3% of the liquidation preference ($42,483,286) of the Series C Preferred Stock, aggregating $1,274,400 ($31.86 per share). Such dividend was accrued at December 31, 2022 and paid on January 17, 2023.

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

Common Stock

As of December 31, 2022, the Company reserved 9,818,392 shares of its common stock for the non-qualified and incentive stock plans.

(6)          Cash Dividend

No dividend on the shares of the Company’s common stock has been paid or declared during the years ended December 31, 2022 and 2021.

On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,274,400 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023 (See Note 14 to the Consolidated Financial Statements).

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the years ended December 31, 2022 and 2021, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the years ended December 31, 2022 and 2021, there were no common stock equivalents. Loss per common share information was as follows (in thousands, except per share amounts) for the years ended December 31, 2022 and 2021:

	2022	2021
Loss per Common Share – Basic and Diluted
Net loss for year	$(186)	$(469)
Dividends on Series C preferred stock	(1,275)	(2,023)
Net loss available to common shareholders	$(1,461)	$(2,492)

Weighted-average number of common shares outstanding	74,215	74,215

Basic and diluted loss per common share	$(0.02)	$(0.03)

At December 31, 2021, options for 25,000 shares were outstanding that have been excluded from the calculation of diluted weighted-average number of shares outstanding, as they would be anti-dilutive, since the respective options’ strike price was greater than the market price of the respective shares. There were no options outstanding at December 31, 2022.

(8)          Stock Options

Through the Compensation Committee of the Board, the Company administers the 2011 Stock Option and Incentive Plan (the “2011 Plan”), which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2021, the 2011 Plan authorized equity-based awards for 5.0 million common shares of which approximately 4.6 million shares remained available for grant. However, this 2011 Plan and the Company’s other stock option plans, including the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan, were terminated effective February 24, 2022 and, as such, there will be no further grants made pursuant these plans.

At December 31, 2021, there were fully vested options outstanding for 25,000 shares of common stock with an average exercise price of $1.31, all of which expired in January 2022. As such, at December 31, 2022, there were no options outstanding under the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan. As of December 31, 2022, there was no unrecognized compensation cost related to unvested options.

No options were granted during the years ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Company recorded no stock-based compensation related to stock options. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options during either of the years ended December 31, 2022 and 2021.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)          Income Taxes

The components of the income tax (benefit) provision are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State and foreign	2	7
Total current	2	7
Deferred:
Federal	(151)
State	(51)	—
Total deferred	(202)

Income tax (benefit) provision	$(200)	$7

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for years ended December 31, 2022 and 2021) to income before taxes (in thousands):

	Year Ended December 31,
	2022	2021
Income tax provision at federal statutory rate	$(81)	$(97)
Add (deduct) effect of:
State income taxes, net of federal tax	(26)	(28)
Expiration of federal research and development credits	1,022	1,016
Change in valuation allowance	(1,115)	(884)

Income tax (benefit) provision	$(200)	$7

No federal income tax expense was incurred in relation to normal operating results.

As of December 31, 2022 and 2021, the cumulative tax effects of temporary differences that give rise to the deferred tax assets were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforward	$23,639	$23,530
Research and development credits carryforward	12,758	13,780
Total gross deferred tax assets	36,397	37,310
Less valuation allowance	(36,195)	(37,310)
Net deferred tax assets	$202	$—

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Because of the inherent uncertainties, including future interest rates, whether or when an acquisition of a profitable entity will come to fruition and other factors, projecting long-term future performance of the Company is problematical. Accordingly, the Company is only projecting 2023 pre-tax book income. This amounts to approximately $720,000 due to increased interest rates at the end of 2022 on its short-term cash investments. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2023. However, the Company does not expect them to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances as of December 31, 2022. In 2022, the Company generated approximately $389,000 in taxable loss before utilization of NOLs. The Company utilized none of the NOLs due to the taxable loss position. A deferred tax benefit of $202,000 was recorded during the year ended December 31, 2022. The Company intends to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that it can utilize its approximately $103.8 million NOL. To date, no actionable acquisition candidates have been identified and, while the Company expects that, ultimately, it will be successful in realizing the value of its NOLs, the Company cannot provide assurance that it will be able to do so.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

At December 31, 2022, the Company had federal NOLs of approximately $103.8 million, of which approximately $100.6 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $26.0 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, federal net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

The Company also had federal research and development (“R&D”) credit carryforwards of approximately $1.0 million that expired in 2022. The Company has remaining R&D credit carryforwards of approximately $12.8 million that expire in the years 2023 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)        Commitments and Contingent Liabilities

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. Despite continued progress in the administration of vaccines, both the continued outbreak of recent variants and the related containment measures that have been put in place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and may adversely affect the Company’s business operations. The ongoing global health crisis (including resurgences) resulting from the pandemic have disrupted, and continue to disrupt, the normal operations of many businesses, including restrictions such as the temporary scale-back of business operations and/or the imposition of either quarantine or remote work requirements for employees, either by government order or on a voluntary basis. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is continually evolving. The COVID-19 pandemic may continue to disrupt the global supply chain and may cause disruptions to the Company’s operations, financial condition and prospects. At the present time, the Company’s business activities have been largely unaffected by COVID-19 restrictions as the Company’s workforce is comprised solely of independent contractors who are able to perform their duties remotely. However, these restrictions may impact the third parties who are responsible for obtaining final approval of and manufacturing product candidates for which the Company shares the right to receive licensing fees, milestone payments and royalty revenues. If those third parties are required to curtail their business activities for a significant time, or if global supply chain disruptions impact their ability to procure needed resources, raw materials or components, the Company’s right to receive licensing fees, milestone payments or royalties could be materially and adversely affected. Additionally, the development timeline for product candidates being developed by third parties that are pending before the FDA or other regulatory approval could be delayed if the agency is required to shift resources to the review and approval of candidates for treatment of COVID-19. In addition, the effects of the COVID-19 pandemic may negatively impact the Company’s search for a target company, as well as the business and/or results of operations of any target business that the Company acquires or in which the Company invests.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. At December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share,, inasmuch as no dividend was declared or paid in cash. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,274,400 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock was $1,062 per share on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023.

As of November 1, 2022, the Company is able to redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that the Company redeem their shares in the event that the Company undergoes a change of control as defined in the Certificate of Designation of the Series C Preferred Stock.

(14)        Series C Preferred Stock

In October 2020, the Company issued 40,000 shares of Series C Preferred Stock for an aggregate purchase price of $40.0 million.

As of December 31, 2021, the Board had not declared a cash dividend on the Series C Preferred Stock. Accordingly, during the year ended December 31, 2021, the Company recorded a 5% increase to the liquidation preference of approximately $50 per share of Series C Preferred Stock, aggregating approximately $2,023,000, for a cumulative liquidation value of approximately $42,483,000 ($1,062 per share) as of December 31, 2021. Because a cash dividend of 3% was declared for 2022, at December 31, 2022, there was no change to the liquidation value that was recorded as of December 31, 2021.

There is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets.