Form 10-Q
period 2023-03-31
ENZON PHARMACEUTICALS, INC.
filed 2023-05-05
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Shares of Common Stock outstanding as of April 28, 2023: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,877	$46,982
Other current assets	380	405
Total current assets	46,257	47,387
Deferred tax asset	238	202

Total assets	$46,495	$47,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	77	93
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	408	1,699

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,075 and $1,062 per share) at March 31, 2023 and December 31, 2022	43,014	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at March 31, 2023 and December 31, 2022	742	742
Additional paid-in capital	74,177	74,708
Accumulated deficit	(71,846)	(72,043)
Total stockholders’ equity	3,073	3,407
Total liabilities, mezzanine equity and stockholders’ equity	$46,495	$47,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Revenues:
Royalties and milestones, net	$—	$—
Total revenues	—	—

Operating expenses:
General and administrative	285	297
Total operating expenses	285	297

Operating loss	(285)	(297)
Interest and dividend income	447	2

Income (loss) before income tax benefit (expense)	162	(295)

Income tax benefit	35	4

Net income (loss)	197	(291)
Dividends on Series C preferred stock	(531)	(531)
Net loss available to common shareholders	$(334)	(822)

Loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
Basic and diluted	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	40	42,483	74,215	742	75,983	(71,857)	4,868
Net loss	—	—	—	—	—	(291)	(291)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, March 31, 2022	40	$43,014	74,215	$742	$75,452	$(72,148)	$4,046

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	40	42,483	74,215	742	74,708	(72,043)	3,407
Net income	—	—	—	—	—	197	197
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, March 31, 2023	40	$43,014	74,215	$742	$74,177	$(71,846)	$3,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$197	$(291)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	(36)	—
Changes in operating assets and liabilities	9	79
Net cash provided by (used in) operating activities	170	(212)

Cash flows from operating activities:
Preferred stock dividend payments	$(1,275)	$—
Net cash used in operating activities	(1,275)	—

Net decrease in cash and cash equivalents	(1,105)	(212)

Cash and cash equivalents, beginning of period	46,982	47,641

Cash and cash equivalents, end of period	$45,877	$47,429

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$531	$531

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

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which it may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. In a series of announcements, Sesen noted that it was voluntarily pausing further development of Vicineum in the United States and had withdrawn its application to market Vicineum in Europe. Sesen later announced that it had entered into a definitive merger agreement with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum. On March 7, 2023, Sesen announced that it had completed its merger with Carisma.

In August 2020, the Board adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. (See Note 11 to the Condensed Consolidated Financial Statements.)

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

As a result of the sale of all 40,000 Units available for purchase in the Rights Offering, the Company received approximately $43.6 million of gross proceeds and had 40,000 shares of Series C Preferred Stock outstanding and an aggregate of 74,214,603 shares of common stock outstanding following the Rights Offering. (See Note 12 to the  Condensed Consolidated Financial Statements.)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Description of Business (continued)

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 and, at December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,274,400 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023. As of March 31, 2023, the Board had not yet determined whether to declare a cash dividend at the end of 2023. Accordingly, the Company accrued an accumulation at 5% for the quarter on a pro rata basis (approximately $531,000 or $13 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $43,014,000 ($1,075 per share) at March 31, 2023. (See Note 13 to the Condensed Consolidated Financial Statements.)

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016 through a service agreement with Regus Management Group, LLC.

(2)Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at March 31, 2023 and December 31, 2022 due to their short-term nature. As of each of March 31, 2023 and December 31, 2022, the Company held cash equivalents aggregating approximately $45.9 million and $47.0 million, respectively.

(5)Supplemental Cash Flow Information

The Company made no income tax payments during each of the three -month periods ended March 31, 2023 and 2022. There were no interest payments made during either of the three -month periods ended March 31, 2023 or 2022.

(6)Cash Dividend

On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,274,400 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023 (See Note 13 to the Condensed Consolidated Financial Statements).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)Loss Per Common Share

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a loss was incurred in each of the quarters ended March 31, 2023 and 2022, common stock equivalents would be anti-dilutive and, accordingly, were excluded from the calculation of diluted loss per share in each of the periods. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the three -month periods ended March 31, 2023 and 2022, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
Loss Per Common Share – Basic and Diluted:
Net income (loss)	$197	$(291)
Dividends on Series C preferred stock	(531)	(531)
Net loss available to common shareholders	$(334)	$(822)

Weighted-average common shares outstanding	74,215	74,215

Basic and diluted loss per share	$(0.00)	$(0.01)

There were no outstanding options at March 31, 2023 or 2022.

(8)Income Taxes

During the three-month periods ended March 31, 2023 and 2022, the Company recorded approximately $34,500 and $4,500, respectively, of income tax benefit. The income tax benefit in 2023 was mainly related to a partial reversal of the valuation allowance on its deferred tax assets.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Assuming no acquisition is completed or material changes in results through year-end 2023, the Company has partially reversed the valuation allowances as of March 31, 2023. A deferred tax benefit of $36,000 was recorded during the quarter ended March 31, 2023.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes (continued)

At March 31, 2023, the Company had federal NOLs of approximately $103.6 million, of which approximately $100.4 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.9 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At March 31, 2023, the Company has federal research and development (“R&D”) credit carryforwards of approximately $11.1 million that expire in the years 2024 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended March 31, 2023. Accordingly, at March 31, 2023, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no additional royalties from Merck.

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and 2022 (in thousands):

	March 31,	March 31,
	2023	2022
Professional and consulting fees	$74	$78
Other	3	1
	$77	$79

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

(12)Rights Offering

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

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. At December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share, inasmuch as no dividend was declared or paid in cash. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,274,400 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock was $1,062 per share on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)Rights Offering (continued)

Since November 1, 2022, the Company has been able to redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that the Company redeem their shares in the event that the Company undergoes a change of control as defined in the Certificate of Designation of the Series C Preferred Stock.

(13)Series C Preferred Stock

In October 2020, the Company issued 40,000 shares of Series C Preferred Stock for an aggregate purchase price of $40.0 million.

As of December 31, 2021, the Board had not declared a cash dividend on the Series C Preferred Stock. Accordingly, during the year ended December 31, 2021, the Company recorded a 5% increase to the liquidation preference of approximately $50 per share of Series C Preferred Stock, aggregating approximately $2,023,000, for a cumulative liquidation value of approximately $42,483,000 ($1,062 per share) as of December 31, 2021. Because a cash dividend of 3% was declared for 2022, at December 31, 2022, there was no change to the liquidation value that was recorded as of December 31, 2021. As of March 31, 2023, the Board had not yet determined whether to declare a cash dividend at the end of 2023. Since a determination has not been made, the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $13 per share of Series C Preferred Stock, aggregating approximately $531,000, for a cumulative liquidation value of approximately $43,014,000 ($1,075 per share) as of March 31, 2023. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

There is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Condensed Consolidated Balance Sheets.

(14)Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid, short-term investments with original maturities of three months or less. These financial instruments potentially subject the Company to concentrations of credit risk. The Company maintains deposit accounts with several financial institutions. These balances are partially insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Such deposits may exceed FDIC insurance limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three-month periods ended March 31, 2023 and 2022 and the year ended December 31, 2022.

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

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. Royalty revenues from sales of PegIntron accounted for 0% of our total revenues for the year ended December 31, 2022, net of the effects of Merck’s adjustments for recoupment of previously overpaid royalties.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. In a series of announcements, Sesen noted that it was voluntarily pausing further development of Vicineum in the United States and had withdrawn its application to market Vicineum in Europe. Sesen later announced that it had entered into a definitive merger agreement with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum. On March 7, 2023, Sesen announced that it had completed its merger with Carisma.

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

Results of Operations

Revenues:

In the three months ended March 31, 2023 and 2022, we earned no milestone or royalty revenues.

Other Income (in thousands of dollars):

	Three Months Ended
	March 31,
		%
	2023	Change	2022
Other income	$447	22,250	$2

Other income is attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $43.6 million of proceeds from our rights offering (see Note 13 to our Consolidated Financial Statements). Other income increased by approximately $445,000, or 22,250%, to $447,000 for the first quarter of 2023 from $2,000 for the comparable period in 2022. The increase in other income is attributable to the higher rates of interest in the first quarter of 2023 compared to 2022 and the nature of the accounts in which the proceeds were invested.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended March 31,
		Percent
	2023	Change	2022
General and administrative	$285	(4)%	$297

General and administrative expenses decreased by approximately $12,000, or 4%, to approximately $285,000 for the first quarter of 2023 from approximately $297,000 for the first quarter of 2022.

Tax Expense:

Assuming no acquisition is completed or material changes in results through year-end 2023, the Company has partially reversed the valuation allowances as of March 31, 2023. A deferred tax benefit of $36,000 was recorded during the quarter ended March 31, 2023.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 13 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum, We believe that our existing cash on hand will be sufficient to fund our operations, at least, through April 2024. Our future royalty revenues are expected to be de minimis over the next several years and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities represents a net income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during the three months ended March 31, 2023 was approximately $170,000, as compared to cash used in operating activities of approximately $212,000 during the comparable period in

2022. The increase of approximately $382,000 was primarily attributable to interest income of approximately $442,000 in the first quarter of 2023, resulting in net income of approximately $197,000 during that quarter compared to a net loss of approximately $291,000 during the first quarter of 2022.

Cash used in financing activities represents cash dividends of approximately $1,274,000 paid to holders of the Company’s Series C Preferred Stock.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $1.1 million, from $47.0 million at December 31, 2022 to $45.9 million at March 31, 2023.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2023, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S.  (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of March 31, 2023 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2023, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. We reviewed our past historical taxable losses, expectations of taxable income beyond 2023, future projections of interest rates, and potential changes in the Company’s status in considering a partial reversal of the valuation allowance. We are unable to project pre-tax book income beyond 2023 due to the uncertainty of future interest rates and no acquisition company to utilize the NOL’s has been identified at this time. Therefore, the Company has partially reversed the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Consolidated Financial Statements).

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

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the .SEC, including in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 16, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	+
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+

+Filed herewith.

*This certification is not deemed filed by the Commission and is not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company's filing indicated below and is incorporated herein by reference to that filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 5, 2023	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)