Form 10-Q
period 2023-06-30
ENZON PHARMACEUTICALS, INC.
filed 2023-08-07
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Shares of Common Stock outstanding as of July 27, 2023: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,131	$46,982
Other current assets	354	405
Total current assets	46,485	47,387
Deferred tax asset	187	202

Total assets	$46,672	$47,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	71	93
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	402	1,699

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,089 and $1,062 per share) at June 30, 2023 and December 31, 2022	43,545	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at June 30, 2023 and December 31, 2022	742	742
Additional paid-in capital	73,646	74,708
Accumulated deficit	(71,663)	(72,043)
Total stockholders’ equity	2,725	3,407
Total liabilities, mezzanine equity and stockholders’ equity	$46,672	$47,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Royalties and milestones, net	$—	$—	$—	$—
Total revenues	—	—	—	—

Operating expenses:
General and administrative	318	303	603	600
Total operating expenses	318	303	603	600

Operating loss	(318)	(303)	(603)	(600)
Interest and dividend income	553	90	1,000	92

Income (loss) before income tax benefit	235	(213)	397	(508)

Income tax (expense) benefit	(52)	—	(17)	4

Net income (loss)	183	(213)	380	(504)
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,062)	(1,062)
Net loss available to common shareholders	$(348)	$(744)	$(682)	$(1,566)

Loss per common share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	40	$42,483	74,215	$742	$75,983	$(71,857)	$4,868
Net loss	—	—	—	—	—	(291)	(291)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2022	40	43,014	74,215	742	75,452	(72,148)	4,046
Net loss	—	—	—	—	—	(213)	(213)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2022	40	$43,545	74,215	$742	$74,921	$(72,361)	$3,302

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	40	$42,483	74,215	$742	$74,708	$(72,043)	$3,407
Net income	—	—	—	—	—	197	197
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2023	40	43,014	74,215	$742	74,177	(71,846)	3,073
Net income	—	—	—	—	—	183	183
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2023	40	$43,545	74,215	$742	$73,646	$(71,663)	$2,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$380	$(504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	15	—
Changes in operating assets and liabilities	29	(343)
Net cash provided by (used in) operating activities	424	(847)

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	—
Net cash used in financing activities	(1,275)	—

Net decrease in cash and cash equivalents	(851)	(847)

Cash and cash equivalents, beginning of period	46,982	47,641

Cash and cash equivalents, end of period	$46,131	$46,794

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$1,062	$1,062

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

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which it may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. In a series of announcements, Sesen noted that it was voluntarily pausing further development of Vicineum in the United States and had withdrawn its application to market Vicineum in Europe. Sesen later announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Description of Business (continued)

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 and, at December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,274,400 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023. As of June 30, 2023, the Board had not yet determined whether to declare a cash dividend at the end of 2023. Accordingly, the Company accrued an accumulation at 5% for the first six months of 2023 on a pro rata basis (approximately $1,062,000 or $27 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $43,545,000 ($1,089 per share) at June 30, 2023. (See Note 13 to the Condensed Consolidated Financial Statements.)

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016 through a service agreement with Regus Management Group, LLC.

(2)Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

(3)Recent Accounting Pronouncements

Recent Accounting Standards Updates issued by the Financial Accounting Standards Board (the “FASB”) and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at June 30, 2023 and December 31, 2022 due to their short-term nature. As of each of June 30, 2023 and December 31, 2022, the Company held cash equivalents aggregating approximately $45.2 million and $47.0 million, respectively.

(5)Supplemental Cash Flow Information

The Company made no income tax payments during each of the three-month and six -month periods ended June 30, 2023 and 2022. There were no interest payments made during either of the three-month and six -month periods ended June 30, 2023 or 2022.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)Loss Per Common Share

Because there is a net loss available to common shareholders in each of the periods, only basic and diluted loss per common share is presented. Basic net loss available to common shareholders per common share is computed by dividing the net loss, less any dividends, accretion or reduction or redemption on our Series C Preferred Stock, by the weighted average number of shares of common stock outstanding during the period. The Company had no outstanding common stock equivalents during any of the periods presented.

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a net loss available to common shareholders was incurred in each of the three and six-month periods ended June 30, 2023 and 2022, common stock equivalents would be anti-dilutive. During each of the three and six-month periods ended June 30, 2023 and 2022, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Loss Per Common Share – Basic and Diluted:
Net income (loss)	$183	$(213)	$380	$(504)
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,062)	(1,062)
Net loss available to common shareholders	$(348)	$(744)	(682)	$(1,566)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

(8)Income Taxes

During the six-month periods ended June 30, 2023 and 2022, the Company recorded approximately $17,000 and $4,000, respectively, of income tax expense. The income tax expense in 2023 was mainly related to the reduction of the net deferred tax asset due to the utilization of federal and state net operating loss carryforwards.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Assuming no acquisition is completed or material changes in results through year-end 2023, the Company has partially reversed the valuation allowances as of June 30, 2023. A deferred tax expense of approximately $15,000 and $51,000, respectively, was recorded during the six and three-month periods ended June 30, 2023.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes (continued)

At June 30, 2023, the Company had federal NOLs of approximately $103.4 million, of which approximately $100.2 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.6 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At June 30, 2023, the Company has federal research and development (“R&D”) credit carryforwards of approximately $11.1 million that expire in the years 2024 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, the Company recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Royalties earned from sales of of PegIntron during the first quarter of 2023 were de minimus. Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended June 30, 2023. Accordingly, at June 30, 2023, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no additional royalties from Merck.

Accrued expenses and other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Professional and consulting fees	$58	$87
Other	13	6
	$71	$93

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

As of December 31, 2021, the Board had not declared a cash dividend on the Series C Preferred Stock. Accordingly, during the year ended December 31, 2021, the Company recorded a 5% increase to the liquidation preference of approximately $50 per share of Series C Preferred Stock, aggregating approximately $2,023,000, for a cumulative liquidation value of approximately $42,483,000 ($1,062 per share) as of December 31, 2021. Because a cash dividend of 3% was declared for 2022, at December 31, 2022, there was no change to the liquidation value that was recorded as of December 31, 2021. As of June 30, 2023, the Board had not yet determined whether to declare a cash dividend at the end of 2023. Since a determination has not been made, the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $27 per share of Series C Preferred Stock, aggregating approximately $1,062,000, for a cumulative liquidation value of approximately $43,545,000 ($1,089 per share) as of June 30, 2023. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

There is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, the Series C Preferred Stock has been classified in mezzanine equity on the Condensed Consolidated Balance Sheets.

(14)Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid, short-term investments with original maturities of three months or less. These financial instruments potentially subject the Company to concentrations of credit risk. The Company maintains deposit accounts with several financial institutions. These balances are partially insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Such deposits may exceed FDIC insurance limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the six-month periods ended June 30, 2023 and 2022 and the year ended December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries. The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2022 Annual Report on Form 10-K.

Forward-Looking Information and Factors That May Affect Future Results

The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the following discussion, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved.

The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103.4 million of federal NOLs. To date, we have not identified any actionable acquisition candidates and, while we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. Royalty revenues from sales of PegIntron accounted for 0% of our total revenues for the six month ended June 30, 2023.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. In a series of announcements, Sesen noted that it was voluntarily pausing further development of Vicineum in the United States and had withdrawn its application to market Vicineum in Europe. Sesen later announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders. Sesen also stated that it intends to seek a partner for the further development of Vicineum.

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

Results of Operations

Revenues:

In the three and six-month periods ended June 30, 2023 and 2022, we earned no milestone or royalty revenues.

Other Income (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2023	Change	2022	2023	Change	2022
Other income	$553	514%	$90	$1,000	987%	$92

Other income is attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $43.6 million of proceeds from our rights offering (see Note 13 to our Consolidated Financial Statements). Other income increased by approximately $463,000, or 514%, to $553,000 for the three months ended June 30, 2023 from $90,000 for the comparable period in 2022. The increase in other income is attributable to the higher rates of interest in the second quarter of 2023 compared to 2022.

Other income increased by approximately $908,000, or 987%, to $1,000,000 for the six months ended June 30, 2023 from $92,000 for the six months ended June 30, 2022. The increase in other income is attributable to the higher rates of interest in 2023.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2023	Change	2022	2023	Change	2022
General and administrative	$318	5%	$303	$603	1%	$600

General and administrative expenses increased by approximately $3,000, or 1%, to $603,000 for the six months ended June 30, 2023 from $600,000 for the first six months of 2022.

General and administrative expenses increased by approximately $15,000, or 5%, to $318,000 for the three months ended June 30, 2023 from $303,000 for the three months ended June 30, 2022.

Tax Expense:

Assuming no acquisition is completed or material changes in results through year-end 2023, the Company has partially reversed the valuation allowances as of June 30, 2023. A deferred tax expense of approximately $15,000 was recorded during the six months ended June 30, 2023.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount, less related dividends paid on the Series C Preferred stock. (See Note 13 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through August 2024. Our future royalty revenues are expected to be de minimis over the next several years and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities represents a net income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during the six months ended June 30, 2023 was approximately $424,000, as compared to cash used in operating activities of approximately $847,000 during the comparable period in 2022. The increase of approximately $1,271,000 was primarily attributable to interest income of approximately $1,000,000 in the first half of 2023, resulting in net income of approximately $380,000 during that period compared to a net loss of approximately $504,000 during the first half of 2022.

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

Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2023 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2023, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. We reviewed our past historical taxable losses, expectations of taxable income beyond 2023, future projections of interest rates, and potential changes in the Company’s status in considering a partial reversal of the valuation allowance. We are unable to project pre-tax book income beyond 2023 due to the uncertainty of future interest rates and no acquisition company to utilize the NOL’s has been identified at this time. Therefore, the Company has partially reversed the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Consolidated Financial Statements).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Please refer to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 16, 2023.

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
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 7, 2023	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)