Form 10-Q
period 2023-09-30
ENZON PHARMACEUTICALS, INC.
filed 2023-11-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Shares of Common Stock outstanding as of November 3, 2023: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,557	$46,982
Other current assets	329	405
Total current assets	46,886	47,387
Deferred tax asset	111	202
Total assets	$46,997	$47,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$337	$331
Accrued expenses and other current liabilities	69	93
Dividends payable on Series C preferred stock	—	1,275
	406	1,699
Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,102 and $1,062 per share) at September 30, 2023 and December 31, 2022	44,076	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at September 30, 2023 and December 31, 2022	742	742
Additional paid-in capital	73,115	74,708
Accumulated deficit	(71,342)	(72,043)
Total stockholders’ equity	2,515	3,407
Total liabilities, mezzanine equity and stockholders’ equity	$46,997	$47,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Royalties and milestones, net	$—	$—	$—	$—
Total revenues	—	—	—	—

Operating expenses:
General and administrative	225	221	828	821
Total operating expenses	225	221	828	821

Operating loss	(225)	(221)	(828)	(821)
Interest and dividend income	622	208	1,622	300

Income (loss) before income tax (expense) benefit	397	(13)	794	(521)

Income tax (expense) benefit	(76)	(2)	(93)	2

Net income (loss)	321	(15)	701	(519)
Dividends on Series C preferred stock	(531)	(531)	(1,593)	(1,593)
Net loss available to common shareholders	$(210)	$(546)	$(892)	$(2,112)

Loss per common share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	40	$42,483	74,215	$742	$75,983	$(71,857)	$4,868
Net loss	—	—	—	—	—	(291)	(291)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, March 31, 2022	40	43,014	74,215	742	75,452	(72,148)	4,046
Net loss	—	—	—	—	—	(213)	(213)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, June 30, 2022	40	43,545	74,215	742	74,921	(72,361)	3,302
Net loss	—	—	—	—	—	(15)	(15)
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, September 30, 2022	40	$44,076	74,215	$742	$74,390	$(72,376)	$2,756

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	40	$42,483	74,215	$742	$74,708	$(72,043)	$3,407
Net income	—	—	—	—	—	197	197
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, March 31, 2023	40	43,014	74,215	742	74,177	(71,846)	3,073
Net income	—	—	—	—	—	183	183
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, June 30, 2023	40	43,545	74,215	742	73,646	(71,663)	2,725
Net income	—	—	—	—	—	321	321
Preferred stock dividend accumulation	—	531	—	—	(531)	—	(531)
Balance, September 30, 2023	40	$44,076	74,215	$742	$73,115	$(71,342)	$2,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$701	$(519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	91	—
Changes in operating assets and liabilities	58	(270)
Net cash provided by (used in) operating activities	850	(789)

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	—
Net cash used in financing activities	(1,275)	—

Net decrease in cash and cash equivalents	(425)	(789)

Cash and cash equivalents, beginning of period	46,982	47,641

Cash and cash equivalents, end of period	$46,557	$46,852

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$1,593	$1,593

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Description of Business (continued)

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 and, at December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023. As of September 30, 2023, the Board had not yet determined whether to declare a cash dividend at the end of 2023. Accordingly, the Company accrued an accumulation at 5% for the first nine months of 2023 on a pro rata basis (approximately $1,062,000 or $40 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $44,076,000 ($1,102 per share) at September 30, 2023. (See Note 13 to the Condensed Consolidated Financial Statements.)

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

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2023 and December 31, 2022 due to their short-term nature. As of each of September 30, 2023 and December 31, 2022, the Company held cash equivalents aggregating approximately $45.5 million and $47.0 million, respectively.

(5)Supplemental Cash Flow Information

The Company made a minimal New Jersey income tax payment during the nine-month period ended September 30, 2023 and $1,000 in income tax payments during the nine-month period ended September 30, 2022. There were no interest payments made during the nine-month periods ended September 30, 2023 and 2022.

(6)Cash Dividend

On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023 (See Note 13 to the Condensed Consolidated Financial Statements).

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Because a net loss available to common shareholders was incurred in each of the three and nine-month periods ended September 30, 2023 and 2022, common stock equivalents would be anti-dilutive. During each of the three and nine-month periods ended September 30, 2023 and 2022, there were no common stock equivalents. Loss per common share information is as follows (in thousands, except per share amounts) for the three months and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Loss Per Common Share – Basic and Diluted:
Net income (loss)	$321	$(15)	$701	$(519)
Dividends on Series C preferred stock	(531)	(531)	(1,593)	(1,593)
Net loss available to common shareholders	$(210)	$(546)	$(892)	$(2,112)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

(8)Income Taxes

Income Taxes

During the nine-month periods ended September 30, 2023 and 2022, the Company recorded approximately $92,500 and $2,000, respectively, of income tax expense. The income tax expense in 2023 has been mainly related to the reduction of the net deferred tax asset due to the utilization of federal and state net operating loss carryforwards.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Assuming no acquisition is completed or material changes in results through year-end 2023, the Company has partially reversed the valuation allowances as of September 30, 2023. A deferred tax expense of approximately $91,000 and $76,000, respectively, was recorded during the nine and three-month periods ended September 30, 2023.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes (continued)

At September 30, 2023, the Company had federal NOLs of approximately $103 million, of which approximately $99.8 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $25.2 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, federal net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At September 30, 2023, the Company has federal research and development (“R&D”) tax credit carryforwards of approximately $11.1 million that expire in the years 2023 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, the Company recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Royalties earned from sales of of PegIntron during the first two quarters of 2023 were de minimus. Merck has not yet reported royalty revenues earned by us for product sales and/or recoupments for returns and rebates for the quarter ended September 30, 2023. Accordingly, at September 30, 2023, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no additional royalties from Merck.

Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Professional and consulting fees	$67	$87
Other	2	6
	$69	$93

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)Rights Offering (continued)

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. At December 31, 2021, the liquidation value of the Series C Preferred Stock was $1,062 per share, inasmuch as no dividend was declared or paid in cash. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock was $1,062 per share on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023.

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

As of December 31, 2021, the Board had not declared a cash dividend on the Series C Preferred Stock. Accordingly, during the year ended December 31, 2021, the Company recorded a 5% increase to the liquidation preference of approximately $50 per share of Series C Preferred Stock, aggregating approximately $2,023,000, for a cumulative liquidation value of approximately $42,483,000 ($1,062 per share) as of December 31, 2021. Because a cash dividend of 3% was declared for 2022, at December 31, 2022, there was no change to the liquidation value that was recorded as of December 31, 2021. As of September 30, 2023, the Board had not yet determined whether to declare a cash dividend at the end of 2023. Since a determination has not been made, the Company has recorded a 5% increase (computed on a pro rata basis) to the liquidation preference of approximately $40 per share of Series C Preferred Stock, aggregating approximately $1,593,000, for a cumulative liquidation value of approximately $44,076,000 ($1,102 per share) as of September 30, 2023. Unless and until an amount in cash is paid to the holders of the Series C Preferred Stock in an amount equal to the difference between the initial liquidation value ($1,000 per share) and the then-current liquidation value, no dividends may be paid to holders of the Company’s common stock.

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

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. Royalty revenues from sales of PegIntron accounted for 0% of our total revenues for the nine months ended September 30, 2023.

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

Results of Operations

In the three-month and nine-month periods ended September 30, 2023 and 2022, we earned no milestone or royalty revenues.

Other Income (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2023	Change	2022	2023	Change	2022
Other income	$622	199%	$208	$1,622	440%	$300

Other income is attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $43.6 million of proceeds from our rights offering (see Note 13 to our Consolidated Financial Statements). Other income increased by approximately $414,000, or 199%, to $622,000 for the three months ended September 30, 2023 from $208,000 for the comparable period in 2022 due to the higher rates of interest available during the 2023 period.

Other income increased by approximately $1,322,000, or 440%, to $1,622,000 for the nine months ended September 30, 2023 from $300,000 for the nine months ended September 30, 2022. The increase in other income is attributable to the higher rates of interest in 2023.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2023	Change	2022	2023	Change	2022
General and administrative	$225	2%	$221	$828	1%	$821

General and administrative expenses increased by approximately $7,000, or 1%, to $828,000 for the nine months ended September 30, 2023 from $821,000 for the first nine months of 2022.

General and administrative expenses increased by approximately $4,000, or 2%, to $225,000 for the three months ended September 30, 2023 from $221,000 for the third quarter of 2022.

Tax Expense:

Assuming no acquisition is completed or material changes in results through year-end 2023, we have partially reversed the valuation allowances as of September 30, 2023. Deferred tax expense of approximately $76,000 and $91,000 was recorded during the nine and three-month periods ended September 30, 2023, repectively.

Income Taxes:

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2023, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. We reviewed our past historical taxable losses, expectations of taxable income beyond 2023, future projections of interest rates, and potential changes in the Company’s status in considering a partial reversal of the valuation allowance. We are unable to project pre-tax book income beyond 2023 due to the uncertainty of future interest rates and that no actionable acquisition target has been currently identified that would utilize the NOLs at this time. Therefore, we have partially reversed the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs. We intend to acquire profitable businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $103 million NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Consolidated Financial Statements).

We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount, less related dividends paid on the Series C Preferred stock. (See Note 13 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through November 2024. Our future royalty revenues are expected to be de minimis over the next several years and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities represents a net income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during the nine months ended September 30, 2023 was approximately $850,000, as compared to cash used in operating activities of approximately $789,000 during the comparable period in 2022. The increase of approximately $1,639,000 was primarily attributable to interest income of approximately $1,622,000 in the first nine months of 2023, resulting in net income of approximately $701,000 during that period compared to a net loss of approximately $519,000 during the first nine months of 2022.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2023, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of September 30, 2023 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 9, 2023	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)