Form 10-K
period 2023-12-31
ENZON PHARMACEUTICALS, INC.
filed 2024-03-20
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the Common Stock, $0.01 par value per share (“the Common Stock”), held by non-affiliates of the registrant was approximately $7,591,503 as of June 30, 2023, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.20 per share reported for such date. Shares of Common Stock held by each executive officer and director and certain beneficial owners of 10% or more of the Common Stock of the registrant as of June 30, 2023 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,214,603 shares of Common Stock issued and outstanding as of March 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2024 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2023, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2023 Annual Report on Form 10-K

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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

OVERVIEW

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our net operating loss carryforwards (“NOLs”) in an effort to enhance stockholder value.

In September 2020, we initiated a rights offering (the “Rights Offering”) for our common and preferred stock, which closed in October 2020 (see below and Note 12 to our Consolidated Financial Statements), and we realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to potentially realize the value of our approximately $102.5 million NOLs by acquiring businesses or assets, although there can be no assurance that we will be able to realize all or any portion of such value. To protect the NOLs, in August 2020, our Board of Directors (the “Board”) adopted a Section 382 rights plan (see Note 11 to our Consolidated Financial Statements).

Historically, we have received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, we have had no clinical operations and limited corporate operations. We have a marketing agreement relating to the drug Vicineum, which, if approved, will potentially generate milestone and royalty payments to us in the future. Currently, our licensee for this drug has announced that it is seeking a partner for further development of Vicineum. Accordingly, we cannot assure you that we will earn material future royalties or milestones from Vicineum or any other licensed patent.

Acquisition Activities

Our Board and our management are actively involved in pursuing, sourcing, reviewing, and evaluating various potential acquisition transactions consistent with our strategy. Our management and our Board have originated a number of potential acquisition opportunities and engaged in discussions with certain potential acquisition targets and financial advisors on behalf of various individual entities, while continuing to evaluate such potential transactions, including those transactions that could result in a change of control of us. We will continue to update our stockholders as material developments arise.

Royalty and Milestone Agreements and Revenues

Prior to 2017, we received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). In 2022 and 2023 net royalties from PegIntron have been minimal. There is a dispute with Merck regarding royalties (see Note 4 to our Consolidated Financial Statements). We have a licensing agreement regarding SC Oncaspar and certain other drugs.

During the years ended December 31, 2023 and 2022, we received a license maintenance fee of approximately $0 and $26,000, respectively, from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. (See Note 1 to our Consolidated Financial Statements.)

Patents and Intellectual Property Rights

We have a portfolio of issued U.S. patents, many of which have foreign counterparts. None of these has generated significant royalties in recent years, except for two milestone payments received in connection with Vicineum. The patent related to PegIntron (peginterferon alfa-2b) expired in all jurisdictions, except Chile, which will expire in 2024. We do not expect to generate material royalties from any of our existing patents.

EMPLOYEES AND EXECUTIVE OFFICERS

We currently have no employees. Our executive officer provides services to us on a consulting basis.

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our other public filings. Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Risks Relating to the Company and its Operations

Our search for a business, company or assets to acquire or in which to invest may be unsuccessful, or it could result in a change of control, and we may fail to utilize the proceeds of our Rights Offering and/or realize the value of our NOLs.

We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs and enhance stockholder value. Although we may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $102.5 million in federal NOLs, there can be no assurance we will be able to do so. In addition, we do not have any current plans, arrangements or understandings with respect to any acquisitions or investments, and we may pursue acquisitions that could result in a change of control of us. Although we have had significant discretion in the use of the net proceeds of our Rights Offering, it is possible that we may not utilize such proceeds and if a transaction is pursued that results in a change of control, as defined in the Certificate of Designation of the Series C Non-Convertible Preferred Stock, holders of the Series C Non-Convertible Redeemable Preferred Stock will be entitled to redemption rights, and if exercised would require the Company to redeem such preferred stock. Further, if such change of control occurs, it would likely substantially limit the utilization of our NOLs. We cannot assure you that we will be able to realize the value of all or any of our NOLs.

Our sources of revenue are limited and, as a result of our cash reserves, we expect only limited revenue and profitability for the foreseeable future; while we increased our cash reserve by completing the Rights Offering and generate revenue from such cash reserve, unanticipated liabilities and expenses could adversely affect our ability to engage in a public company acquisition or investment, as currently intended, or to continue operations.

Prior to 2023, we incurred losses and, in 2023, our source of revenue was from interest income. We received approximately $43.1 million of net proceeds in the fourth quarter of 2020 from the Rights Offering, which we are using to position us as a public company acquisition vehicle, unless and until we can consummate an acquisition or investment that generates income, and other than interest income, we do not anticipate generating any additional cash or revenues. As interest rates may fluctuate in the future, there can be no assurance that we will continue to receive interest income at our existing levels, or at levels that allow us to achieve a profit. Accordingly, there can be no assurance that we will continue to generate a profit based on our interest income. In addition, we have been informed by Merck that there will likely be no or minimal additional sales of PegIntron and we would likely receive no further significant royalties, although we may remain potentially liable to Merck for product returns and rebates. Based on current estimates, we do not expect any liability for those returns and rebates to be material. Moreover, our right to receive royalty revenues from other products is limited and we currently do not intend to acquire new sources of royalty revenues. For those remaining existing or potential sources of royalty revenue, our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

While we have substantially reduced our operating expenses, including ceasing our research and development activities, eliminating our workforce in favor of independent contractors, and discontinuing our significant lease commitments, we may incur unanticipated liabilities or expenses, including expenses to defend unasserted product liability claims or greater than expected liabilities for PegIntron and expenses incurred in our search for a target business to acquire or in which to invest. Any such expenses or liabilities could impact the availability of assets that we expect to use to fund future operations or adversely affect our ability to pay dividends or make distributions to shareholders upon a liquidation of the Company.

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

While we may, potentially, acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our NOLs, we may be unable to do so and, accordingly, we may be unable to realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a partial valuation allowance against our deferred income tax assets, which may fluctuate as conditions change. While we are positioned as a public company acquisition vehicle and may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our NOLs, we cannot provide any assurance that we will be able to do so. If we fail to do so, approximately 97% of our current federal NOLs will expire by 2036 and more than 90% of our current federal NOLs will expire by the end of 2031. As a result of the expiration dates of our NOLs and our efforts to date to identify acquisition candidates, we may consider transactions that could result in a change of control of us in an effort to enhance stockholder value.

Our ability to utilize our NOLs to offset our future taxable income and/or to recover previously paid taxes would be limited or could be non-existent if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the Internal Revenue Code would establish an annual limitation to the amount of NOLs we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs. Although we have adopted a Section 382 rights plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs, we cannot assure you that we will not undergo an ownership change within the meaning of Section 382. (See Notes 9 and 11 to the Consolidated Financial Statements.)

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

In addition, the holders of Series C Preferred Stock have the right to demand that we redeem their shares in the event that we undergo a change of control. Accordingly, if such demands were made, there could be limited or no cash available to declare or make any dividends to holders of our common stock.

The interests of our significant stockholders may conflict with the interests of other stockholders.

Mr. Carl C. Icahn, directly and indirectly, beneficially owns approximately 49% of the outstanding shares of our common stock, as well as approximately 98% of the outstanding Series C Preferred Stock. Mr. Icahn may have interests that are different from, in addition to or not always consistent with our interests or with the interests of our other common or preferred stockholders. To the extent that conflicts of interest may arise between us and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or our other stockholders. In addition, the existence of significant stockholders may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which may adversely affect the market price of our common stock. In addition, such stockholders may exert significant influence over our operations. Accordingly, the interests of these significant stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

The price of our common stock has historically been volatile and may decline significantly if we are unable to consummate a business acquisition or investment.

Historically, the market price of our common stock has fluctuated over a wide range for a variety of reasons, including Company-specific factors and global and industry-wide conditions and events such as the COVID-19 pandemic and resulting recession, as well as the fact that only a few stockholders, in the aggregate, hold more than a majority of our common stock, and, therefore, there is a small public float with limited trading activity in our common stock. In the future, the value of our common stock may be impacted by our lack of royalty revenues, our ability to monetize our remaining assets, including our NOLs, and any unexpected liabilities or expenses that impact our continued operations, our ability to pay dividends or make distributions to our stockholders and the success of any future activities which we undertake, including our ability to consummate a business acquisition or investment.

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

We do not currently, and are not expected in the future to, meet the listing standards of any national exchange. In addition, on January 17, 2024, we received a compliance deficiency notice from the OTCQX indicating that our stock’s bid price had closed below $0.10 for more than 30 consecutive calendar days and therefore no longer met the continued listing qualifications of the OTCQX. We were granted a 180-calendar day cure period, or until July 15, 2024, to regain compliance with the minimum bid price requirement. In order to regain compliance, our bid price will need to stay at or above $0.10 for ten consecutive trading days. We will continue to monitor our compliance during the cure period and could undertake specific actions to address this minimum bid price deficiency, including but not limited to a reverse split of our shares of common stock. Alternatively, at the end of such cure period, it is possible we would be eligible for trading on the OTCQB and may apply for listing on such platform prior to such time. There can be no assurance that we will be able to become compliant with the continued listing qualifications rules of the OTCQX or become eligible to trade on OTCQB, and in such events, it is expected our shares of common stock would be eligible to trade on the OTC Pink Market.. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time. In the future, our common stock could become subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock.

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

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and, therefore, our Board could decide in the future not to declare dividends. In addition, as described elsewhere, our common stock ranks junior to the Series C Preferred Stock, and we cannot declare or pay cash dividends on our common stock unless we satisfy the dividend requirements of such Series C Preferred Stock. Also, our ability to pay dividends in the future depends on, among other things, interest rates, our future revenues, including any revenues from existing and any future royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations. We expect little or no future royalties from existing products for which we have the right to receive royalties. In addition, while we may acquire or invest in businesses, entities or revenue streams and we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum, we cannot assure you that we will be able to do so or that we will have sufficient royalty or milestone revenues to be able to pay dividends in the future.

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

The Series C Preferred Stock ranks senior to our common stock, but we may in the future issue one or more series of preferred stock that ranks senior to, junior to or pari passu with our Series C Preferred Stock. In the event of any dissolution, liquidation, winding up or change of control of our Company, we may not be able to make distributions or payments in full to all the holders of the Series C Preferred Stock or, if requested by such holders upon a change of control, to redeem the Series C Preferred Stock, in which case holders of the Series C Preferred Stock could lose some or all of the entire value of their investment.

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

 Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As we have positioned ourselves as a public company acquisition vehicle, and have limited operations, we do not have any significant operations that face cybersecurity threats. Although we do depend on the digital technologies of third parties, and any deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, information and sensitive or confidential data, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. In fiscal year

2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

We maintain our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a services agreement with Regus Management Group, LLC.

Item 3. Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating result, financial condition or cash flows.

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

Holders

As of March 12, 2024, there were 733 holders of record of our common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future not to declare dividends. We did not pay any cash dividends to our common stockholders in 2023 and can provide no assurance that our Board will declare any cash dividends payable to our common stockholders in the future. In addition, as our common stock ranks junior to the Series C Preferred Stock, unless full dividends have been (i) paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 per share of Series C Preferred Stock or (iii) set aside for payment on all such outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our common stock. On an annual basis, our Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time. If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Also, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

On December 28, 2023, our Board declared a cash dividend of 3% of the liquidation preference at December 31, 2022 ($42,483,286) of the Series C Preferred Stock, aggregating approximately $1,275,000 ($31.86 per share). Such dividend was paid on January 17, 2024 to the holders of record of our Series C Preferred Stock as of January 10, 2024.

Repurchase of Equity Securities

Not applicable.

Item 6.  Reserved

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

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs and enhance stockholder value. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $102.5 million of federal NOLs. To date, we have not identified any actionable acquisition candidates and, while we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. We had no revenues from sales of PegIntron for the years ended December 31, 2023 and 2022, respectively, net of the effects of Merck’s adjustments for recoupment of previously overpaid royalties.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Sesen announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders and that that it intends to seek a partner for the further development of Vicineum.

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

Results of Operations (in thousands of dollars):

	For the
	Year Ended December 31,
	2023	2022
Revenues:
Royalties and milestones, net	$—	$26
Total revenues	—	26
Operating expenses:
General and administrative	1,044	1,058
Operating loss	(1,044)	(1,032)
Interest and dividend income	2,261	646
Income tax benefit	156	200
Net income (loss)	$1,373	$(186)

Overview

The following table summarizes our royalties earned in 2023 and 2022:

Royalties and Milestones Revenues (in thousands of dollars):

	For the Year Ended December 31,
	%
	2023	Change	2022
Royalties and milestones revenues	—	(100)	26

In 2023 and 2022, we earned no net royalties and milestones from Sesen. The revenues in 2023 and 2022 were approximately $0 and $26,000, respectively, from license fees from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. Our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, expired in Malaysia in 2020, expired in Japan in 2021 and will expire in Chile in 2024.

At December 31, 2023 and 2022, we recorded a liability to Merck of approximately $331,000 based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates, as discussed in Note 4 to the Consolidated Financial Statements.

We believe that we will receive no additional royalties from Merck and may incur additional chargebacks from returns and rebates in amounts that, based on current estimates, are not believed to be material. As reported by Merck, in recent years, sales declines were driven by lower volumes in nearly all regions, as the availability of new therapeutic options resulted in continued loss of market share.

Interest and Dividend Income (in thousands of dollars):

	For the Year Ended December 31,
	%
	2023	Change	2022
Interest and dividend income	$2,261	250	$646

Interest and dividend income reflects income earned on the invested cash we received from the $43.6 million of proceeds from our rights offering (see Note 12 to our Consolidated Financial Statements) and other cash on hand. Interest and dividend income increased by approximately $1,615,000, or 250%, to $2,261,000 for 2023 from $646,000 for 2022. The increase in interest and dividends income is attributable to the higher rates of interest in 2023 as compared with 2022.

General and Administrative Expenses (in thousands of dollars):

	For the Year Ended December 31,
	%
	2023	Change	2022
General and administrative expenses	$1,044	(1)	$1,058

For the year ended December 31, 2023, general and administrative expenses were approximately $1,044,000, a decrease of approximately $14,000 (1%) from $1,058,000 in the prior year.

In 2023 and 2022, general and administrative expenses consisted primarily of consulting fees for executive services and outside professional services for accounting, audit, tax and legal services.

Income Taxes

As a result of our income, primarily from interest, exceeding our expenses for the year ended December 31, 2023, we realized approximately $1,217,000 in pre-tax book income before utilization of NOLs. We utilized approximately $1.2 million of our NOLs. We are projecting 2024 pre-tax book income due to interest rates on our short-term cash investments and the absence of any acquisitions at this time. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2024, however, they are not expected in the near term to return to the low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances as of December 31, 2023. A deferred tax benefit of $157,000 was recorded during the year ended December 31, 2023. We may acquire businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $102.5 million NOLs. While we anticipate that, ultimately, we could be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in the Company’s ownership as a result of the successful completion of the Rights Offering. (See Note 13 to the Consolidated Financial Statements.)

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted sales of the drug products for which we have the right to receive royalties, our ability to acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our NOLs and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, we cannot assure you that the estimates and assumptions upon which these projections and beliefs are based will prove accurate, that the projected results will be realized or that the actual results will not be substantially higher or lower than projected.

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

Rights Offering

On September 1, 2020, our Board of Directors approved the Rights Offering consisting of shares of Series C Preferred Stock and shares of the Company’s common stock. On October 9, 2020, the Rights Offering was completed and, as a result, we realized gross proceeds of approximately $43.6 million, issued 40,000 shares of Series C Preferred Stock and 30,000,000 shares of common stock such that there is currently an aggregate of 40,000 shares of Series C Preferred Stock and 74,214,603 shares of common stock outstanding. (See Note 12 to the Consolidated Financial Statements.)

With regard to the Series C Preferred Stock, on an annual basis, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of our common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. On December 28, 2023, our Board declared a cash dividend of 3% of the liquidation preference ($42,483,286) of the Series C Preferred Stock, aggregating approximately $1,275,000 ($31.86 per share). Such dividend was paid on January 17, 2024 to the holders of record of our Series C Preferred Stock as of January 10, 2024.

Since November 1, 2022, we have been able to redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that we redeem their shares in the event that we undergo a change of control.

We believe that the completion of the Rights Offering will not limit the use of our NOLs due to any Section 382 limitations.

As the Company’s Board declared dividends on the Series C Preferred Stock as of December 31, 2023 and 2022, the liquidation value at both December 31, 2023 and 2022 was $1,062 per share. (See Note 13 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 13 to the Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through March 2025. Our future royalty revenues are expected to be de minimis in the future and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform to potentially utilize our NOLs in an effort to enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable or that we will be able to utilize any or all of our NOLs.

Net cash used in operating activities represents income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Net cash from operating activities during 2023 was $1,305,000, as compared to net cash used in operating activities of $659,000 in 2022. The increase in net cash provided of approximately $1,964,000 was primarily attributable to interest income of approximately $2,261,000 in 2023, resulting in net income of approximately $1,373,000 during that period compared to a net loss of approximately $186,000 during 2022.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock during 2023. No cash was provided by financing activities in 2022. No cash was provided by investing activities in 2023 or 2022.

The net effect of the foregoing was a virtually unchanged cash position of approximately $47.0 million at December 31, 2023 and 2022.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2023, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2023 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2024, however, they are not expected to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $102.5 million of federal NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 13 to the Consolidated Financial Statements).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, who is the same individual, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2023 our internal control over financial reporting was effective based on those criteria.

(d)Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Item 9B. Other Information

During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2023, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2023 to include the information required by this Item 10.

The Company has adopted a code of ethics entitled “Code of Conduct and Corporate Values” that applies to the Company’s directors, officers, and employees (including its principal executive officer, principal financial officer, and principal accounting officer). We have posted our Code of Conduct and Corporate Values on our website (https://investors.enzon.com/corporate-governance) and will post on such website any amendments to, or waivers from, a provision of the Code of Conduct and Corporate Values applying to an executive officer or director when required by applicable SEC and OTC Markets rules and regulations.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2023, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2023 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2023, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2023 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2023, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2023 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2023, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2023 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules [TO BE DISCUSSED]

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 20, 2024	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Feinstein	Chief Executive Officer, Chief Financial Officer and Secretary	March 20, 2024
Richard L. Feinstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Randolph C. Read	Director (Chairman of the Board)	March 20, 2024
Randolph C. Read

/s/ Jordan Bleznick	Director	March 20, 2024
Jordan Bleznick

/s/ Jaffrey (Jay) A. Firestone	Director	March 20, 2024
Jaffrey (Jay) A. Firestone

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM [TO BE REVIEWED, ETC. BY EA]

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, mezzanine equity and stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 9 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended December 31, 2023, the Company had deferred tax assets before valuation allowances of approximately $34.4 million. As of December 31, 2023, the Company has recorded a valuation allowance of approximately $34.1 million on the deferred tax assets, resulting in a deferred tax asset of $359,000 as of December 31, 2023. In assessing the realizability of deferred tax assets the Company must assess its tax planning strategies, enacted and effective tax law considerations, and whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration, using assumptions about Company-specific conditions and events.

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

March 20, 2024

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$47,012	$46,982
Other current assets	331	405
Total current assets	47,343	47,387
Deferred tax asset	359	202

Total assets	$47,702	$47,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	108	93
Dividends payable on Series C preferred stock	1,275	1,275
Total current liabilities	1,714	1,699

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,062 per share ) at December 31, 2023 and 2022	42,483	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at December 31, 2023 and 2022	742	742
Additional paid-in capital	73,433	74,708
Accumulated deficit	(70,670)	(72,043)
Total stockholders’ equity	3,505	3,407
Total liabilities, mezzanine equity and stockholders’ equity	$47,702	$47,589

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues:
Royalties and milestones, net	$—	$26
Total revenues	—	26

Operating expenses:
General and administrative	1,044	1,058
Total operating expenses	1,044	1,058

Operating loss	(1,044)	(1,032)
Interest and dividend income	2,261	646

Income (loss) before income tax benefit	1,217	(386)

Income tax benefit	156	200

Net income (loss)	1,373	(186)
Dividends on Series C preferred stock	(1,275)	(1,275)
Net income (loss) available to common shareholders	$98	$(1,461)

Income (loss) per common share
Basic and diluted	$0.00	$(0.02)
Weighted average number of common shares
Basic and diluted	74,215	74,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	40	42,483	74,215	742	75,983	(71,857)	4,868
Net loss	—	—	—	—	—	(186)	(186)
Preferred stock dividend declared	—	—	—	—	(1,275)	—	(1,275)
Balance, December 31, 2022	40	42,483	74,215	742	74,708	(72,043)	3,407
Net income	—	—	—	—	—	1,373	1,373
Preferred stock dividend declared	—	—	—	—	(1,275)	—	(1,275)
Balance, December 31, 2023	40	$42,483	74,215	$742	$73,433	$(70,670)	$3,505

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,373	$(186)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(157)	(202)
Changes in operating assets and liabilities:
Decrease in royalty receivable	—	28
Decrease (increase) in other current assets	74	(320)
Increase in accrued expenses and other current liabilities	15	21
Net cash provided by (used in) operating activities	1,305	(659)

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	—
Net cash used in financing activities	(1,275)	—

Net increase (decrease) in cash	30	(659)
Cash and cash equivalents at beginning of year	46,982	47,641
Cash and cash equivalents at end of year	$47,012	$46,982

Non-cash financing activities:
Declaration of dividend for Series C Preferred Stock	$1,275	$1,275

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where it can become an acquisition platform and potentially utilize its net operating loss carryforwards (“NOLs”) in an effort to enhance stockholder value.

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 13 to our Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to potentially realize the value of its more than $100 million NOLs by acquiring businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors (the “Board”) adopted a Section 382 rights plan (see Note 12 to our Condensed Consolidated Financial Statements).

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

The Board and the Company’s management are actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with its strategy. The Company’s management and Board have made a number of contacts and engaged in discussions with principals of individual companies and financial advisors on behalf of various individual companies, while continuing to evaluate potential transactions. To date, no actionable transactions have been initiated.

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which it may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Sesen announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders and that that it intends to seek a partner for the further development of Vicineum.

During the fourth quarter of 2022, we received a license maintenance fee of approximately $26,000 from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. The fee represents half of the amount paid by Viventia Biotech (Barbados) Inc. (“Viventia”), part of Sesen, on an annual basis for the continued right to license Vicineum. The Company did not receive any license maintenance fees in 2023.

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

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 and, at December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock remained at approximately $42,483,000 ($1,062 per share) on December 31, 2022. On December 28, 2023, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock remained at approximately $42,483,000 ($1,062 per share) on December 31, 2023. The dividend was paid on January 17, 2024 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2024. (See Note 13 to the Consolidated Financial Statements.)

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

Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2022 and 2021 due to their short-term nature. As of each of December 31, 2023 and 2022, the Company held cash equivalents aggregating approximately $46.5 million and $44.2 million, respectively.

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

Contingent payments with third parties and pursuant to the sale of the Company’s former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earnings process.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(4)          Accounts Payable, Accrued Expenses and Dividends Payable on Series C Preferred Stock

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the year ended December 31, 2023, no additional royalties/(recoupments) related to PegIntron were claimed by Merck. As such, as asserted by Merck, the Company’s recorded liability to Merck remained at $331,000 at December 31, 2023. The Company believes that it will receive no future royalties from Merck, but may be charged with additional chargebacks from returns and rebates in amounts that, based on current estimates, are not expected to be material.

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Professional and consulting fees	$92	$87
Other	16	6
	$108	$93

On December 28, 2023, the Board declared a cash dividend of 3% of the liquidation preference ($42,483,286) of the Series C Preferred Stock, aggregating approximately $1,275,000 ($31.86 per share). Such dividend was accrued at December 31, 2023 and paid on January 17, 2024.

(5)          Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which, at December 31, 2023 and 2022, 40,000 shares have been issued, are outstanding and are designated as Series C Preferred Stock in connection with the Rights Offering discussed in Note 14 and 100,000 shares have been designated as Series A-1 Junior Participating Preferred Stock in connection with the August 2020 Section 382 rights plan discussed in Note 11.

Common Stock

As of December 31, 2023, the Company reserved 9,818,392 shares of its common stock for the non-qualified and incentive stock plans.

(6)          Cash Dividend

No dividend on the shares of the Company’s common stock has been paid or declared during the years ended December 31, 2023 and 2022.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2023, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2023. The dividend was paid on January 17, 2024 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2024 (See Note 13 to the Consolidated Financial Statements).

On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023 (See Note 13 to the Consolidated Financial Statements).

(7)          Income (Loss) Per Common Share

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the years ended December 31, 2023 and 2022, there were no common stock equivalents. Because the Company has no common stock equivalents during the year ended December 31, 2023 and a loss was incurred in the year ended December 31, 2022, common stock equivalents would be anti - dilutive and, accordingly, were excluded from the calculation of diluted loss per share in the 2022 period. There were no stock options or other equity - based incentives outstanding in the 2023 period. Income (loss) per common share information was as follows (in thousands, except per share amounts) for the years ended December 31, 2023 and 2022:

	2023	2022
Income (Loss) per Common Share – Basic and Diluted
Net income (loss) for year	$1,373	$(186)
Dividends on Series C preferred stock	(1,275)	(1,275)
Net income (loss) available to common shareholders	$98	$(1,461)

Weighted-average number of common shares outstanding	74,215	74,215

Basic and diluted loss per common share	$0.00	$(0.02)

(8)          Stock Options

All of the Company’s incentive, stock options and equity-based compensation plans were terminated effective February 24, 2022 and, as such, there will be no further grants made pursuant these plans.There were no options outstanding at December 31, 2023 and 2022.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)          Income Taxes

The components of the income tax provision (benefit) are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State and foreign	1	2
Total current	1	2
Deferred:
Federal	(117)	(151)
State	(40)	(51)
Total deferred	(157)	(202)

Income tax benefit	$(156)	$(200)

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for years ended December 31, 2023 and 2022) to income before taxes (in thousands):

	Year Ended December 31,
	2023	2022
Income tax provision at federal statutory rate	$256	$(81)
Add (deduct) effect of:
State income taxes, net of federal tax	87	(26)
Expiration of federal research and development credits	1,637	1,022
Change in valuation allowance	(2,136)	(1,115)

Income tax benefit	$(156)	$(200)

No federal income tax expense was incurred in relation to normal operating results.

As of December 31, 2023 and 2022, the cumulative tax effects of temporary differences that give rise to the deferred tax assets were as follows (in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforward	$23,297	$23,639
Research and development credits carryforward	11,121	12,758
Total gross deferred tax assets	34,418	36,397
Less valuation allowance	(34,059)	(36,195)
Net deferred tax assets	$359	$202

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Because of the inherent uncertainties, including future interest rates, whether or when an acquisition of a profitable entity will come to fruition and other factors, projecting long-term future performance of the Company is problematical. Accordingly, the Company is only projecting 2024 pre-tax book income due to interest rates on its short-term cash investments and the absence of any potentially actionable acquisitions at this time. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2024. However, the Company does not expect them to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances as of December 31, 2023. In 2023, the Company generated approximately $1.2 million in taxable income before utilization of NOLs. The Company utilized approximately $1.2 million of the NOLs during 2023. A deferred tax benefit of $157,000 was recorded during the year ended December 31, 2023. The Company may acquire businesses, entities or revenue streams that could generate sufficient income so that it can utilize its approximately $102.5 million NOL. To date, no actionable acquisition candidates have been identified and, while the Company may ultimately be successful in realizing some or all of the value of its NOLs, the Company cannot provide assurance that it will be able to realize any value of its NOLs.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

At December 31, 2023, the Company had federal NOLs of approximately $102.5 million, of which approximately $99.4 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $24.8 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, federal net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

The Company also had federal research and development (“R&D”) credit carryforwards of approximately $1.6 million that expired in 2023. The Company has remaining R&D credit carryforwards of approximately $11.1 million that expire in the years 2024 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(12)        Rights Offering

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

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. At December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share, inasmuch as no dividend was declared or paid in cash. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock was $1,062 per share on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023. On December 28, 2023, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock remained at $1,062 per share on December 31, 2023. The dividend was paid on January 17, 2024 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2024.

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

As of December 31, 2021, the Board had not declared a cash dividend on the Series C Preferred Stock. Accordingly, during the year ended December 31, 2021, the Company recorded a 5% increase to the liquidation preference of approximately $50 per share of Series C Preferred Stock, aggregating approximately $2,023,000, for a cumulative liquidation value of approximately $42,483,000 ($1,062 per share) as of December 31, 2021. Because a cash dividend of 3% was declared for each of 2023 and 2022, at December 31, 2023 and 2022 there was no change to the liquidation value that was recorded as of December 31, 2021.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, unless and until we undertake a change of control the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets.

(14)        Subsequent Event

On January 17, 2024, the Company was notified by the OTCQX Markets Group (the “OTCQX”), the marketplace for the over-the-counter trading of its stock, that it no longer met the standards for continued qualification for the OTCQX, in that its stock bid price had fallen below $0.10 per share for 30 consecutive calendar days. To regain compliance, the Company must maintain a closing bid price of at least $0.10 for 10 consecutive trading days before July 15, 2024.