Form 10-K/A
period 2023-12-31
ENZON PHARMACEUTICALS, INC.
filed 2024-04-26
CIK 727510

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

The aggregate market value of the Common Stock, $0.01 par value per share (the “Common Stock”), held by non-affiliates of the registrant was approximately $7,591,503 as of June 30, 2023, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.20 per share reported for such date. Shares of Common Stock held by each executive officer and director and certain beneficial owners of 10% or more of the Common Stock of the registrant as of June 30, 2023 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,214,603 shares of Common Stock issued and outstanding as of April 19, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Firm ID	Auditor Location
EisnerAmper LLP	274	Philadelphia, Pennsylvania

ENZON PHARMACEUTICALS, INC.

2023 Annual Report on Form 10-K/A

(Amendment No. 1)

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 (our “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Annual Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certification from the Company’s principal executive officer who is also the Company’s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certification of the Company’s principal executive officer and principal financial officer is attached to this Amendment No. 1 as Exhibit 31.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including currently dated certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not amend any other information set forth in our Annual Report, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with our Annual Report and with our filings with the SEC subsequent to our Annual Report.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors as of April 26, 2024.

Nominee Name	Age	Director/Officer Since	Position with Our Company
Randolph C. Read	71	2020	Chairman of the Board
Jordan Bleznick	68	2020	Director
Jaffery (Jay) A. Firestone	67	2022	Director
Richard L. Feinstein	80	2021	Chief Executive Officer, Chief Financial Officer, and Secretary

Directors

Randolph C. Read – Mr. Read has been a director of our Company since August 2020, and since that time has served as our Chairman of the Board and Chairman of the Finance and Audit Committee. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009. Mr. Read has served since November 2018 as an independent manager/director and Chairman of the Board of Managers of New York REIT Liquidating, LLC, a successor to New York REIT, Inc., a publicly traded (NYSE) real estate investment trust, where Mr. Read served as an independent director from December 2014 to November 2018, including as Chairman of its Board of Directors from June 2015 to November 2018. Mr. Read has served as an independent Director of SandRidge Energy, Inc. (NYSE), an oil and natural gas exploration and production company, since June 2018. Mr. Read previously served as an independent director of Luby’s Inc. from August 2019 to August 2021. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. Mr. Read is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University. Mr. Read’s qualifications to serve as a director of our Company include his significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance, and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles.

Jordan Bleznick – Mr. Bleznick has been a director of our Company since August 2020. From April 2002 through his retirement in April 2023, Mr. Bleznick was the Vice President/Taxes of Starfire Holding Corporation, a privately-held holding company controlled by Carl C. Icahn. From April 2002 through his retirement in April 2023, he was the Chief Tax Counsel for various affiliates of Mr. Icahn. In March 2023, Mr. Bleznick was appointed as a director and Chairman of the Board of the general partner of CVR Partners, LP, a nitrogen fertilizer company controlled by Mr. Icahn. From April 2021 until April 2023, Mr. Bleznick was a director of various other affiliates of Mr. Icahn, including American Entertainment Properties Corp., which is the primary operating subsidiary of Icahn Enterprises L.P. From March 2000 through March 2002, Mr. Bleznick was a partner in the New York City office of the law firm of DLA Piper. From March 1984 until February 2000, he was an associate and then a partner at the New York City law firm of Gordon Altman Weitzen Shalov and Wein. Mr. Bleznick received a B.A. in Economics from the University of Cincinnati, a J.D. from The Ohio State University College of Law and a L.L.M. in Taxation from the New York University School of Law. Mr. Bleznick's qualifications to serve as a director of our Company include his expertise in tax law and his involvement with other public companies owned by Carl C. Icahn and affiliated entities.

Jaffery (Jay) A. Firestone – Mr. Firestone has been a director of our Company since June 2022. He has served as Chairman and Chief Executive Officer at Prodigy Pictures Inc., a producer of film, television and cross-platform media, since 2006. Previously, Mr. Firestone established Fireworks Entertainment in 1996 to produce, distribute and finance television programs and feature films. In 1998, Fireworks Entertainment was acquired by CanWest Global Communications Corporation and Mr. Firestone was named chairman and chief executive officer and oversaw the company’s Los Angeles and London based television operations as well as its Los Angeles feature film division, Fireworks Pictures. In addition, Mr. Firestone oversaw the company’s interest in New York based IDP Distribution, an independent distribution and marketing company formed by Fireworks Entertainment in 2000 as a joint venture with Samuel Goldwyn Films and Stratosphere Entertainment. Mr. Firestone has served on the board of directors for the Academy of Canadian Cinema and Television and the Academy of Television Arts and Sciences International Council in Los Angeles. Mr. Firestone has led two initial public offerings. Mr. Firestone has been a director of CVR Energy, Inc. (NYSE), a diversified holding company primarily engaged in the renewables, petroleum refining and marketing business, since April 2020 and SandRidge Energy, Inc. (NYSE) since May 2021, and previously served as a director of Voltari Corporation, a commercial real estate company, from July 2011 through September 2019. Mr. Firestone obtained a degree in commerce from McMasters University. Mr. Firestone’s qualifications to serve as a director of our Company include his extensive experience in dealing with financial reporting and his past service on other public company boards.

Management

Richard L. Feinstein – Mr. Feinstein has served as our Chief Executive Officer, Chief Financial Officer, and Secretary since February 2021, having previously served as Vice President-Finance and Chief Financial Officer since March 2016. Prior to that, Mr. Feinstein served as our Vice President – Finance and Principal Financial Officer since December 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From 2015 to 2019, he provided financial consulting services to General Cannabis Corp, a public company. During July 2016, he provided consulting services to Hamaspik, Inc. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly- held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps; a board member and chair of the audit committee of EDGAR Online, Inc.; a board member and chair of the finance committee of the New York Road Runners; and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

Director Independence

Although our Common Stock is no longer listed on The Nasdaq Stock Market (“Nasdaq”), our Board of Directors (the “Board”), continues to use the definition of independence set forth in the listing standards of Nasdaq in evaluating the independence of our directors. Our Board has determined that each of Messrs. Read, Bleznick and Firestone is independent as defined by the listing standards of Nasdaq.

Meetings and Attendance

Our Board held five meetings during fiscal year 2023. Each current director who served on the Board during fiscal year 2023 attended at least 75% of the total number of meetings held during fiscal year 2023 by our Board and committees of our Board of which such director was a member (during the period that the director served).

We do not have a policy requiring our directors to attend our annual stockholders’ meetings. All of our then-serving directors attended the 2023 annual meeting.

Board Leadership Structure

Our Board is led by a Chairman appointed by our Board annually. The Chairman leads our Board in its role of providing advice to, and overseeing the performance of, our Chief Executive Officer. Randolph C. Read currently serves as the Chairman of the Board and Richard L. Feinstein currently serves as our Chief Executive Officer. Our Board does not have a formal policy with respect to the separation of the positions of Chairman and Chief Executive Officer. However, our Board believes that separating these positions allows the Chief Executive Officer to focus on day-to-day operations, while allowing the Chairman to lead our Board in its primary role of review and oversight of management.

Hedging or Pledging of Company Stock

Our Company maintains a policy prohibiting our employees, officers and directors from engaging in hedging or pledging transactions involving Company stock or holding Company stock in a margin account.

Communications with Directors

Stockholders may communicate directly with our directors. All communications should be sent in care of our Secretary at our address and should prominently indicate on the outside of the envelope that it is intended for our Board or for a specific director. If no director is specified, the communication will be forwarded to the entire Board.

Standing Committees of our Board

During 2023, the only standing committee of the Board was the Finance and Audit Committee.

Finance and Audit Committee

Our Finance and Audit Committee is currently comprised of Mr. Read, who has also served as Chairman of the committee since August 2020, and Mr. Firestone. Our Finance and Audit Committee held four meetings during fiscal year 2023.

In evaluating the composition of our Finance and Audit Committee, our Board has determined that each current member is, and during 2023 all members were, independent as defined by the listing standards of Nasdaq and Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Read satisfies the definition of “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

The primary purpose of the Finance and Audit Committee is to monitor the integrity of our Company’s financial reporting process and financial statements, the systems of internal controls and controls over financial reporting, our Company’s compliance with legal and regulatory requirements, and the performance and independence of our Company’s independent registered public accounting firm. The Finance and Audit Committee is responsible for discussing with management the adequacy of our Company’s internal controls and the financial reporting process. The Finance and Audit Committee also is responsible for discussing these matters with our Company’s independent registered public accounting firm. In addition, the Finance and Audit Committee is responsible for reviewing our financial statements and discussing them with management and our Company’s independent registered public accounting firm before those financial statements are filed with the SEC. The charter of the Finance and Audit Committee may be found on the Corporate Governance page of our website at www.enzon.com.

Other Board Committees

Currently, we do not have a nominating committee or a compensation committee, and the Board is of the view that it is not necessary to have such committees at this time because the Board is currently composed of only three members, all of whom are independent as defined by the listing standards of Nasdaq. Our Board directly performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our Board. The Board also directly performs the functions of a compensation committee and oversees the process by which our named executive officer, who is a consultant, and directors are compensated. We currently have no employees.

Our Board’s Role in Risk Oversight

We, like other companies, face a variety of risks, including operational, financial, regulatory, legal, and information technology and cybersecurity. While our Board oversees risk management, our executive officer is responsible for day-to-day risk management and provides updates to our Board as appropriate regarding risk management activities. Risk oversight is a significant component in all major Board decisions and the evaluation of risk is an important element in our Board’s decision-making process. Our Board believes that the processes it has established for overseeing risk would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of leadership structure as described above.

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

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Richard L. Feinstein Chief Executive Officer, Chief	2023	—	15,000	—	—	209,068	224,068
Financial Officer and Secretary	2022	—	10,000	—	—	199,452	209,452

(1) The amounts in this column reflect fees and expenses related to services rendered during fiscal years 2023 and 2022 on a consulting basis. Mr. Feinstein did not receive a base salary for fiscal year 2023 or 2022.

Narrative Disclosure to Summary Compensation Table

Richard L. Feinstein

On February 24, 2022, the Company entered into a revised consulting agreement with Richard L. Feinstein, the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. The agreement provides for Mr. Feinstein’s consulting fee to be set at $200,000 per year and an incentive of up to 25% of the fee at the discretion of our Board based on the Company’s and Mr. Feinstein’s performance. In 2023, the Board agreed to increase Mr. Feinstein’s consulting fee to $210,000.

Outstanding Equity Awards at December 31, 2023

None. The 2011 Stock Option Plan and Incentive Plan was terminated effective February 24, 2022 and, as such, there will be no further grants made pursuant to such plan.

Potential Payments Upon Termination or Change in Control

Mr. Feinstein is not covered by a severance or change in control agreement and, accordingly, he would not have been entitled to receive any termination or change in control-related payments as of December 31, 2023.

Amended and Restated 2013 Outside Director Compensation Plan

Under the Amended and Restated 2013 Outside Director Compensation Plan, each non-employee director (i) received an annual cash retainer of $30,000 for service on the Board, (ii) for service as chair of the Finance and Audit Committee, received an additional annual cash retainer of $10,000 and (iii) for service as a non-chair member of the Finance and Audit Committee, received an additional annual cash retainer of $5,000.

Currently, in lieu of the above, each director is compensated in the amount of $36,666 per annum (pro-rated for partial periods of service). The one-fourth of the annual cash compensation is payable quarterly at the end of each quarter.

Total Director Compensation

A summary of compensation paid to each of our directors during fiscal year 2023 is set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Randolph C. Read	36,666	—	—	36,666
Jordan Bleznick	36,666	—	—	36,666
Jaffery (Jay) A. Firestone	36,666	—	—	36,666

(1) As of December 31, 2023, none of the directors listed held any outstanding restricted stock units.

(2) As of December 31, 2023, none of the directors listed held any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 19, 2024 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors as of such date, (iii) each of our named executive officers, and (iv) all of our directors and current executive officers as a group. Information set forth in this table as to our directors and current executive officers is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Name of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Voting Stock Outstanding(3)
Randolph C. Read	200,000		*
Jordan Bleznick	100,000		*
Jaffery A. Firestone	—		—
Richard L. Feinstein	—		—
Carl C. Icahn and affiliated entities	36,056,636	(4)	48.6%
Jonathan Couchman and affiliated entities	7,743,954	(5)	10.4%
All Directors and Current Executive Officers as a group (4 persons)	300,000		*

* Less than one percent

(1) The address for each of the named executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016.

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

(3) Based on 74,214,603 shares of Common Stock, which were issued and outstanding as of the close of business on April 19, 2024. Each share of Common Stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such person as of April 19, 2024 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of April 19, 2024, plus (B) the number of shares of Common Stock subject to stock options, if any, held by such person that were exercisable as of April 19, 2024 or will become exercisable within 60 days after April 19, 2024.

(4) Information concerning stock ownership was obtained from Amendment No. 13 to the Schedule 13D filed with the SEC on October 14, 2020 by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 16690 Collins Avenue, Suite PH-1, Sunny Isles Beach, FL 33160. Mr. Icahn was reported to share voting and dispositive power over all 36,056,636 shares of Common Stock with entities affiliated with him. In addition, Mr. Icahn, through entities affiliated with him, also reported ownership of 39,277 shares of the Company’s Series C Non-Convertible Redeemable Preferred Stock, which represents approximately 98% of all outstanding shares of Series C Preferred Stock.

(5) Information concerning stock ownership was obtained from Amendment No. 2 to the Schedule 13D filed with the SEC on September 17, 2020 and the Form 4 filed August 17, 2021 by Jonathan Couchman (“Mr. Couchman”), Couchman Family Fund (the “Foundation”), Xstelos Corp. (“Xstelos”) and Myrexis, Inc. (“Myrexis”). Mr. Couchman reported sole voting and dispositive power over 4,717,666 shares and shared voting and dispositive power over the shares directly held by the Foundation, Xstelos and Myrexis. The Form 4 reported that the Foundation directly held 350,000 shares, Xstelos directly held 2,043,024 shares, and Myrexis directly held 633,264 shares, and each reported shared voting and dispositive power over such shares. The principal business address for Mr. Couchman, the Foundation and Myrexis is c/o Couchman Management LLC, 600 Fifth Avenue, 2nd Floor, New York, NY 10020. The principal business address for Xstelos is 1105 North Market Street, Suite 1300, Wilmington, DE 19801.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Since January 1, 2020, there have been no such related party transactions, other than on September 1, 2020, when we entered into a non-exclusive Investment Agreement with Icahn Capital LP in connection with our recently completed rights offering. Pursuant to the Investment Agreement, Icahn Capital LP agreed to subscribe for its pro-rata share of our rights offering and to purchase all units that remained unsubscribed for at the expiration of our rights offering to the extent that other holders elected not to exercise all of their respective subscription rights. Before giving effect to the rights offering, Icahn Capital LP, together with its affiliates, beneficially owned approximately 15% of our Common Stock.

Pursuant to the rights offering, Icahn Capital LP, together with its affiliates, subscribed for 5,971 units (its pro-rata share of the rights offering), representing the purchase of 4,478,250 shares of Common Stock and 5,971 shares of Series C preferred stock. Icahn Capital LP also purchased all units that remained unsubscribed for at the expiration of the rights offering to the extent that other holders elected not to exercise all of their respective subscription rights, which totaled 33,306 units, representing the purchase of 24,979,500 shares of Common Stock and 33,306 shares of Series C preferred stock. Following the completion of the rights offering, Icahn Capital LP, together with its affiliates, owned approximately 48% of our outstanding Common Stock and approximately 98% of our outstanding Series C preferred stock.

No fees were paid by the Company to Icahn Capital LP in consideration of such investment commitment. In connection with the execution of the Investment Agreement, the parties agreed to terminate the Standstill Agreement, dated December 18, 2016, by and between the Company, Icahn Capital LP and the other affiliated parties identified therein, so that it is of no further force or effect; and waived the applicability of Section 203 of the Delaware General Corporation Law of the State of Delaware to Icahn Capital LP and its affiliates. In addition, we agreed to use our best efforts to register for resale all of the shares of our Common Stock held by Icahn Capital LP and its affiliates following the closing of our rights offering. We filed a resale registration statement covering the resale of the shares on November 12, 2020, which became effective on November 23, 2020.

Item 14. Principal Accounting Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2023 and 2022. The Finance and Audit Committee considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining the firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees(1)	$115,500	$107,100
Audit-Related Fees	—	—
Tax Fees(2)	$8,925	$8,925
All Other Fees	—	—
Total	$124,425	$116,025

(1) For fiscal years 2023 and 2022, “Audit Fees” paid or payable to EisnerAmper LLP related to services in connection with the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.

(2) For fiscal years 2023 and 2022, “Tax Fees” paid or payable to EisnerAmper LLP related to tax preparation services and tax consulting services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements. The financial statements included in “Item 8. Financial Statements and Supplementary Data” are filed as part of the Annual Report.

(a) (2)

Financial Statement Schedules. There are no financial statement schedules filed as part of this Amendment No. 1, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.

(a) (3)	Exhibits. (see “Exhibit Index” below).

(b)	Refer to (a)(3).

(c)	Not applicable.

EXHIBIT INDEX

Exhibit		Reference
Number	Description	No.
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(4)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(5)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	(10)
4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	(12)
4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(4)
4.3	First Amendment to the Section 382 Rights Agreement, dated as of June 4, 2021 and effective as of June 2, 2021, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	(6)
10.1	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)
10.2	Amended and Restated 2013 Outside Director Compensation Plan**	(7)
10.3	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(8)
10.4	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(8)
10.5	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(9)
10.6	Independent Contractor Agreement, effective as of February 24, 2022, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein **	(10)
10.7	Form of Indemnification Agreement for members of the Board of Directors **	(11)
21.1	Subsidiaries of Registrant	(12)
23.1	Consent of EisnerAmper LLP	(12)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	(12)
101.INS	Inline XBRL Instance Document	(12)
101.SCH	Inline XBRL Taxonomy Extension Schema Document	(12)
101.CAL	Inline XBRL Calculation Linkbase Document	(12)
101.LAB	Inline XBRL Labels Linkbase Document	(12)
101.PRE	Inline XBRL Presentation Linkbase Document	(12)
101.DEF	Inline XBRL Definition Linkbase Document	(12)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	(12)
		(12)

+Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(4)	Current Report on Form 8-K filed August 14, 2020

(5)	Current Report on Form 8-K filed September 23, 2020

(6)	Current Report on Form 8-K filed June 8, 2021

(7)	Quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(8)	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019

(9)	Current Report on Form 8-K filed September 1, 2020

(10)	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022

(11)	Quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed April 26, 2022

(12)	Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 20, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 26, 2024	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Feinstein	Chief Executive Officer, Chief Financial Officer and Secretary	April 26, 2024
Richard L. Feinstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Randolph C. Read	Director (Chairman of the Board)	April 26, 2024
Randolph C. Read

/s/ Jordan Bleznick	Director	April 26, 2024
Jordan Bleznick

/s/ Jaffrey (Jay) A. Firestone	Director	April 26, 2024
Jaffrey (Jay) A. Firestone