Form 10-Q
period 2024-06-30
ENZON PHARMACEUTICALS, INC.
filed 2024-08-08
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Shares of Common Stock outstanding as of August 2, 2024: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,229	$47,012
Other current assets	409	331
Total current assets	46,638	47,343
Deferred tax asset	356	359

Total assets	$46,994	$47,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	79	108
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	410	1,714

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,089 and $1,062 per share) at June 30, 2024 and December 31, 2023	43,545	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at June 30, 2024 and December 31, 2023	742	742
Additional paid-in capital	72,371	73,433
Accumulated deficit	(70,074)	(70,670)
Total stockholders’ equity	3,039	3,505
Total liabilities, mezzanine equity and stockholders’ equity	$46,994	$47,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
License fees	$26	$—	$26	$—
Total revenues	26	—	26	—

Operating expenses:
General and administrative	351	318	677	603
Total operating expenses	351	318	677	603

Operating loss	(325)	(318)	(651)	(603)
Interest and dividend income	605	553	1,252	1,000

Income before income tax expense	280	235	601	397

Income tax expense	(4)	(52)	(5)	(17)

Net income	276	183	596	380
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,062)	(1,062)
Net loss available to common shareholders	$(255)	$(348)	$(466)	$(682)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	40	$42,483	74,215	$742	$74,708	$(72,043)	$3,407
Net income	—	—	—	—	—	197	197
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2023	40	43,014	74,215	$742	74,177	(71,846)	3,073
Net income	—	—	—	—	—	183	183
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2023	40	$43,545	74,215	$742	$73,646	$(71,663)	$2,725

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	40	42,483	74,215	$742	$73,433	$(70,670)	$3,505
Net income	—	—	—	—	—	320	320
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2024	40	43,014	74,215	$742	$72,902	$(70,350)	$3,294
Net income	—	—	—	—	—	276	276
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2024	40	$43,545	74,215	$742	$72,371	$(70,074)	$3,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$596	$380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	3	15
Changes in operating assets and liabilities	(107)	29
Net cash provided by operating activities	492	424

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	(1,275)
Net cash used in financing activities	(1,275)	(1,275)

Net decrease in cash and cash equivalents	(783)	(851)

Cash and cash equivalents, beginning of period	47,012	46,982

Cash and cash equivalents, end of period	$46,229	$46,131

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$1,062	$1,062

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

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which it may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Sesen announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”), had paused further development of Vicineum in the United States, and had withdrawn its application to market Vicineum in Europe. Sesen also announced that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders, and it intends to seek a partner for any further development of Vicineum.

The Company receives an annual license maintenance fee of approximately $26,000 from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. The fee represents half of the amount paid by Viventia Biotech (Barbados) Inc. (“Viventia”), part of Sesen, on an annual basis for the continued right to license Vicineum. The Company received the license maintenance fee during the second quarter of 2024.

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

As of June 30, 2024, the Board had not yet determined whether to declare a cash dividend at the end of 2024. Accordingly, the Company accrued an accretion at 5% for the six - month period on a pro rata basis (approximately $1,062,000 or $27 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $43,545,000 ($1,089 per share) at June 30, 2024. (See Note 13 to the Condensed Consolidated Financial Statements.)

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

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at June 30, 2024 and December 31, 2023 due to their short-term nature. As of each of June 30, 2024 and December 31, 2023, the Company held cash equivalents aggregating approximately $46.2 million and $47.0 million, respectively.

(5)Supplemental Cash Flow Information

The Company made no income tax payments during each of the six-month periods ended June 30, 2024 and 2023. There were no interest payments made during either of the six-month periods ended June 30, 2024 or 2023.

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the quarters ended June 30, 2024 and 2023, there were no common stock equivalents. There were no stock options or other equity-based incentives outstanding in either such period. Loss per common share information is as follows (in thousands, except per share amounts) for the three months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Loss Per Common Share – Basic and Diluted:
Net income	$276	$183	$596	$380
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,062)	(1,062)
Net loss available to common shareholders	$(255)	$(348)	(466)	$(682)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes

During the six-month period ended June 30, 2024 the Company recorded approximately $5,000 of income tax expense. During the comparable period in 2023, the Company recorded approximately $17,000 of income tax expense. The income tax expense in 2024 was mainly related to the reduction of the net deferred tax asset due to the utilization of federal and state net operating loss carryforwards.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Because of the inherent uncertainties, including future interest rates, whether or when an acquisition of a profitable entity will come to fruition and other factors, projecting long-term future performance of the Company is problematical. Accordingly, the Company is only projecting pre-tax book income through June 30, 2025 due to interest rates on its short-term cash investments and the absence of any potentially actionable acquisitions at this time. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout the period through June 30, 2025. However, the Company does not expect them to return to low rates of the past creating a projected taxable income position. Accordingly, a deferred tax expense of approximately $3,000 and $51,000 was recorded during the quarters ended June 30, 2024 and 2023, respectively. The Company may acquire businesses, entities or revenue streams that could generate sufficient income so that it can utilize its approximately $101.9 million NOL. To date, no acquisition candidates have been identified that are in an actionable state and, while the Company may ultimately be successful in realizing some or all of the value of its NOLs, the Company cannot provide assurance that it will be able to realize any value of its NOLs.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At June 30, 2024, the Company had federal NOLs of approximately $101.9 million, of which approximately $98.8 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $24.2 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At June 30, 2024, the Company has federal research and development (“R&D”) credit carryforwards of approximately $9.4 million that expire in the years 2024 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

(9)Commitments and Contingent Liabilities

On January 17, 2024, the Company was notified by the OTCQX Markets Group (the “OTCQX”), the marketplace for the over-the-counter trading of its stock, that it no longer met the standards for continued qualification for the OTCQX, in that its stock bid price had fallen below $0.10 per share for 30 consecutive calendar days. As a result of its stock price trading at, or in excess of $0.10 for the period of time that was required to regain compliance, on June 10, 2024, the Company was notified by the OTCQX that it had regained compliance with the OTCQX’s standards for continued qualification.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2023, the Company recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Accordingly, at June 30, 2024, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no additional royalties from Merck, as all of the relevant patents have expired.

Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Professional and consulting fees	$59	$92
Other	20	16
	$79	$108

(11)Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights would have expired on the earliest of (i) the close of business on June 2, 2024, which date has been extended to March 31, 2025 by the Board, subject to reconsideration based on the shareholders’ vote at the Company’s annual meeting, (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which the Company’s Board of Directors determines that no NOLs may be carried forward.

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

As of June 30, 2024, the Board had not yet determined whether to declare a cash dividend at the end of 2024. Accordingly, the Company accrued an accretion at 5% for the 2024 six - month period on a pro rata basis (approximately $1,062,000 or $27 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $43,545,000 ($1,089 per share) at June 30, 2024.

There is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, unless and until the Company undertakes a change of control, the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets.

(14)Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid, short-term investments with original maturities of three months or less. These financial instruments potentially subject the Company to concentrations of credit risk. The Company maintains deposit accounts with several financial institutions. These balances are partially insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Such deposits may exceed FDIC insurance limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the six-month periods ended June 30, 2024 and 2023 and the year ended December 31, 2023.

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

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs and enhance stockholder value. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.9 million of federal NOLs. To date, no acquisition candidates have been identified that are in an actionable state and, while we may be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. We had no revenues from sales of PegIntron for the year ended December 31, 2023 and the six - month periods ended June 30, 2024 and 2023.

We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Sesen announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”), had paused further development of Vicineum in the United States, had withdrawn its application to market Vicineum in Europe and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders and that it intends to seek a partner for any further development of Vicineum.

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

Results of Operations

Revenues:

License Fees

In the six and three-months periods ended June 30, 2024, we earned approximately $26,000 in license fees. In the three and six-month periods ended June 30, 2023, we had no revenue from license fees.

Interest and Dividend Income (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2024	Change	2023	2024	Change	2023
Interest and dividend income	$605	9%	$553	$1,252	25%	$1,000

Interest and dividend income is attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $46.2 million of proceeds from our rights offering (See Note 13 to our Consolidated Financial Statements). Interest and dividend income increased by approximately $52,000, or 9%, to $605,000 for the three months ended June 30, 2024 from $553,000 for the comparable period in 2023. The increase in interest and dividend income is attributable to the higher rates of interest in the 2024 period compared to the same period in 2023.

Interest and dividend income increased by approximately $252,000, or 25%, to $1,252,000 for the six months ended June 30, 2024 from $1,000,000 for the six months ended June 30, 2023. The increase in interest and dividend income is attributable to the higher rates of interest in 2024.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2024	Change	2023	2024	Change	2023
General and administrative	$351	10%	$318	$677	12%	$603

General and administrative expenses increased by approximately $33,000, or 10%, to $351,000 for the three months ended June 30, 2024 from $318,000 for the three months ended June 30, 2023. The increase in general and administrative expense is substantially attributable to an increase in professional fees and insurance.

General and administrative expenses increased by approximately $74,000, or 12%, to $677,000 for the six months ended June 30, 2024 from $603,000 for the first six months of 2023. The increase in general and administrative expense is substantially attributable to an increase in professional fees and insurance.

Tax Expense:

Assuming no acquisition is completed or material changes in results through June 2025, the Company has partially reversed the valuation allowances as of June 30, 2024. Deferred tax expenses of $3,000 and $15,000, respectively were recorded during the six-month periods ended June 30, 2024 and 2023. (See Note 8 to the Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 12 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive fees, royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from our few remaining licensed patents. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through August 2025. Our future royalty revenues are expected to be de minimis over the forseeable future and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities, during the six months ended June 30, 2024 was approximately $492,000, as compared to cash provided by operating activities of approximately $424,000 during the comparable period in 2023. The increase of approximately $68,000 was primarily attributable to the increase in interest and dividend income of approximately $252,000, increasing to approximately $1,252,000 during the six months ended June 30, 2024, from approximately $1,000,000 during the comparable period in 2023.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock in each of the periods.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $800,000 from $47.0 million at December 31, 2023 to $46.2 million at June 30, 2024.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2024, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2024 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2024, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2024 and during the first half of 2025, however, they are not expected to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.9 million of federal NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Consolidated Financial Statements).

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

We may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets (which may expire unutilized) and enhance stockholder value as a public company acquisition vehicle.

●	Our sources of revenue are limited and, as a result of our cash reserves, we expect only limited revenue and profitability for the foreseeable future.
●	In recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. and European sales of PegIntron expired in 2016 and 2018, respectively, which has negatively impacted our royalty revenues.
●	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired. Our only remaining right to receive royalties relates to Vicineum for which our licensee has stopped development. We currently do not anticipate any significant royalties from other sources, but we may acquire new sources of royalty revenues.
●	The unprecedented actions taken globally to control the spread of COVID 19 and its related variants, as well as the uncertainty surrounding the success of global vaccination efforts, may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.
●	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.
●	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

●	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.
●	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.
●	The price of our common stock has been, and may continue to be, volatile.
●	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.
●	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.
●	We have adopted a Section 382 rights plan, which may discourage a corporate takeover.
●	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.
●	The terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders.
●	The interests of our significant stockholders may conflict with the interests of other stockholders.
●	If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.
●	If we experience a “Change of Control,” as defined in Certificate of Designation of the Series C Preferred Stock, the holders of the Series C Preferred Stock shall have the right, at such holder’s option, to require the Company to redeem at the Liquidation Preference then in effect all or a portion of such holder’s shares of Series C Preferred Stock, which would negatively impact our available cash.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Other than as set forth below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 20, 2024.

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

In January 2024, we received a compliance deficiency notice from the OTCQX indicating that our stock’s bid price had closed below $0.10 for more than 30 consecutive calendar days and therefore no longer met the continued listing qualifications of the OTCQX. We were granted until July 15, 2024, to regain compliance with the minimum bid price requirement. As a result of our stock price trading at, or in excess of $0.10 for the period of time that was required to regain compliance, on June 10, 2024, we were notified by the OTCQX that we had regained compliance with the OTCQX’s standards for continued qualification. Although we are currently compliant with the OTCQX continued listing qualifications, there can be no assurance that we will be able to remain compliant.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 8, 2024	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)