Form 10-Q
period 2024-09-30
ENZON PHARMACEUTICALS, INC.
filed 2024-11-05
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 000-12957

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

Shares of Common Stock outstanding as of November 5, 2024: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,633	$47,012
Other current assets	337	331
Total current assets	46,970	47,343
Deferred tax asset	306	359

Total assets	$47,276	$47,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	107	108
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	438	1,714

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,089 and $1,062 per share) at September 30, 2024 and December 31, 2023	44,076	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at September 30, 2024 and December 31, 2023	742	742
Additional paid-in capital	71,840	73,433
Accumulated deficit	(69,820)	(70,670)
Total stockholders’ equity	2,762	3,505
Total liabilities, mezzanine equity and stockholders’ equity	$47,276	$47,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
License fees	$—	$—	$26	$—
Total revenues	—	—	26	—

Operating expenses:
General and administrative	351	225	1,028	828
Total operating expenses	351	225	1,028	828

Operating loss	(351)	(225)	(1,002)	(828)
Interest and dividend income	654	622	1,906	1,622

Income before income tax expense	303	397	904	794

Income tax expense	(49)	(76)	(54)	(93)

Net income	254	321	850	701
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,593)	(1,593)
Net loss available to common stockholders	$(277)	$(210)	$(743)	$(892)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	40	$42,483	74,215	$742	$74,708	$(72,043)	$3,407
Net income	—	—	—	—	—	197	197
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2023	40	43,014	74,215	742	74,177	(71,846)	3,073
Net income	—	—	—	—	—	183	183
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2023	40	43,545	74,215	742	73,646	(71,663)	2,725
Net income	—	—	—	—	—	321	321
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, September 30, 2023	40	$44,076	74,215	$742	$73,115	$(71,342)	$2,515

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	40	$42,483	74,215	$742	$73,433	$(70,670)	$3,505
Net income	—	—	—	—	—	320	320
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2024	40	43,014	74,215	742	72,902	(70,350)	3,294
Net income	—	—	—	—	—	276	276
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2024	40	43,545	74,215	742	72,371	(70,074)	3,039
Net income	—	—	—	—	—	254	254
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, September 30, 2024	40	$44,076	74,215	$742	$71,840	$(69,820)	$2,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$850	$701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	53	91
Changes in operating assets and liabilities	(7)	58
Net cash provided by operating activities	896	850

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	(1,275)
Net cash used in financing activities	(1,275)	(1,275)

Net decrease in cash and cash equivalents	(379)	(425)

Cash and cash equivalents, beginning of period	47,012	46,982

Cash and cash equivalents, end of period	$46,633	$46,557

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$1,593	$1,593

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

In September 2020, the Company initiated a rights offering for its common and preferred stock (see below and Note 12 to the Condensed Consolidated Financial Statements), which closed in October 2020, and it realized $43.6 million in gross proceeds. This has enabled the Company to embark on its plan to potentially realize the value of its more than $100 million NOLs by acquiring businesses or assets. To protect the NOLs, in August 2020, the Company’s Board of Directors (the “Board”) adopted a Section 382 rights plan (See Note 11 to the Condensed Consolidated Financial Statements).

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to the sales of certain drug products that utilized Enzon’s proprietary technology. In recent years, the Company has had no clinical operations and limited corporate operations. Enzon has a marketing agreement for the drug Vicineum, which, if approved, would, potentially, generate milestone and royalty payments to it in the future. Enzon cannot assure you that it will earn material future royalties or milestones.

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

The Company has a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which it may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (“Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Sesen announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”), had paused further development of Vicineum in the United States, and had withdrawn its application to market Vicineum in Europe. Sesen also announced that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders, and it intends to seek a partner for any further development of Vicineum.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Description of Business (continued)

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 and, at December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock remained at approximately $42,483,000 ($1,062 per share) on December 31, 2022. On December 28, 2023, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock remained at approximately $42,483,000 ($1,062 per share) on December 31, 2023. The dividend was paid on January 17, 2024 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2024. (See Note 13 to the Condensed Consolidated Financial Statements.)

As of September 30, 2024, the Board had not yet determined whether to declare a cash dividend at the end of 2024. Accordingly, the Company accrued an accretion at 5% for the nine-month period on a pro rata basis (approximately $1,593,000 or $40 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $44,076,000 ($1,102 per share) at September 30, 2024. (See Note 13 to the Condensed Consolidated Financial Statements.)

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016 through a service agreement with Regus Management Group, LLC.

(2)Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and Amendment No. 1 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include legal and contractual contingencies and income taxes. Although management bases its estimates on historical experience, relevant current information and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

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

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2024 and December 31, 2023 due to their short-term nature. As of each of September 30, 2024 and December 31, 2023, the Company held cash equivalents aggregating approximately $46.6 million and $47.0 million, respectively.

(5)Supplemental Cash Flow Information

The Company made no income tax payments during each of the nine-month periods ended September 30, 2024 and 2023. There were no interest payments made during either of the nine-month periods ended September 30, 2024 or 2023.

(6)Cash Dividend

On December 28, 2023, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2023. The dividend was paid on January 17, 2024 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2024 (See Note 13 to the Condensed Consolidated Financial Statements).

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

(7)Loss Per Common Share

Basic earnings (loss) per common share “(EPS)” is calculated by dividing net income (loss), less any dividends, accretion or reduction or redemption on the Company’s Series C Preferred Stock, by the weighted average number of common shares outstanding during the reported period. Restricted stock awards and restricted stock units (collectively, “nonvested shares”) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted earnings per common share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive.

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the quarters ended September 30, 2024 and 2023, there were no common stock equivalents. There were no stock options or other equity-based incentives outstanding in either such period. Loss per common share information is as follows (in thousands, except per share amounts) for the three and nine-month periods ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Loss Per Common Share – Basic and Diluted:
Net income	$254	$321	$850	$701
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,593)	(1,593)
Net loss available to common stockholders	$(277)	$(210)	(743)	$(892)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes

During the nine-month period ended September 30, 2024 the Company recorded approximately $54,000 of income tax expense. During the comparable period in 2023, the Company recorded approximately $93,000 of income tax expense. The income tax expense in 2024 was mainly related to the reduction of the net deferred tax asset due to the utilization of federal and state net operating loss carryforwards.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Because of the inherent uncertainties, including future interest rates, whether or when an acquisition of a profitable entity will come to fruition and other factors, projecting long-term future performance of the Company is problematical. Accordingly, the Company is only projecting pre-tax book income through September 30, 2025 due to interest rates on its short-term cash investments and the absence of any potentially actionable acquisitions at this time. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout the period through September 30, 2025. However, the Company does not expect them to return to low rates of the past creating a projected taxable income position. Accordingly, a deferred tax expense of approximately $50,000 and $76,000 was recorded during the quarters ended September 30, 2024 and 2023, respectively. The Company may acquire businesses, entities or revenue streams that could generate sufficient income so that it can utilize its approximately $101.6 million NOL. To date, no acquisition candidates have been identified that are in an actionable state and, while the Company may ultimately be successful in realizing some or all of the value of its NOLs, the Company cannot provide assurance that it will be able to realize any value of its NOLs.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At September 30, 2024, the Company had federal NOLs of approximately $101.6 million, of which approximately $98.5 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $23.9 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At September 30, 2024, the Company has federal research and development (“R&D”) credit carryforwards of approximately $9.4 million that expire in the years 2024 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

(9)Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2023, the Company recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Merck has not yet reported 2024 royalty revenue earned by the Company for product sales and/or recoupments for returns and rebates. Accordingly, at September 30, 2024, the Company recorded a net payable to Merck of approximately $331,000 due to such royalty overpayment claims by Merck. The Company believes that it will receive no additional royalties from Merck, as all of the relevant patents have expired.

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Professional and consulting fees	$101	$92
Other	6	16
	$107	$108

(11)Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights would have expired on the earliest of (i) the close of business on June 2, 2024, which date has been extended to March 31, 2025 by the Board and ratified by the stockholders’ vote at the Company’s annual meeting, (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute or (iv) the close of business on the first day of a taxable year of the Company to which the Company’s Board determines that no NOLs may be carried forward.

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

As of September 30, 2024, the Board had not yet determined whether to declare a cash dividend at the end of 2024. Accordingly, the Company accrued an accretion at 5% for the 2024 nine-month period on a pro rata basis (approximately $1,593,000 or $40 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $44,076,000 ($1,102 per share) at September 30, 2024.

There is no prohibition on the repurchase or redemption of Series C Preferred Shares while there is any arrearage in the payment of dividends.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, unless and until the Company undertakes a change of control, the Series C Preferred Stock has been classified in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets.

(14)Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid, short-term investments with original maturities of three months or less. These financial instruments potentially subject the Company to concentrations of credit risk. The Company maintains deposit accounts with several financial institutions. These balances are partially insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Such deposits may exceed FDIC insurance limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the nine-month periods ended September 30, 2024 and 2023 and the year ended December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries. The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K, as amended.

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

Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K, as amended and include, but are not limited to, the following risks and uncertainties:

●	We may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets (which may expire unutilized) and enhance stockholder value as a public company acquisition vehicle.
●	Our sources of revenue are limited and, as a result of our cash reserves, we expect only limited revenue and profitability for the foreseeable future.
●	In prior years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline in the recent past. Our right to receive royalties on sales of PegIntron in all jurisdictions have expired as of February 2024.
●	Our only remaining right to receive royalties relates to Vicineum for which our licensee has stopped development. We currently do not anticipate any royalties from other sources, but we may acquire new sources of royalty revenues.
●	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.
●	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.
●	Our revenues largely depend on proprietary rights, which may offer only limited protection against the development of competing products.
●	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.
●	The price of our common stock has been, and may continue to be, volatile.
●	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.
●	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

●	We have adopted a Section 382 rights plan, which may discourage a corporate takeover.
●	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.
●	The terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders.
●	The interests of our significant stockholders may conflict with the interests of other stockholders.
●	If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.
●	If we experience a “Change of Control,” as defined in Certificate of Designation of the Series C Preferred Stock, the holders of the Series C Preferred Stock shall have the right, at such holder’s option, to require the Company to redeem at the Liquidation Preference then in effect all or a portion of such holder’s shares of Series C Preferred Stock, which would negatively impact our available cash.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the SEC, including in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended and Item 1 A. “Risk Factors” herein. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs and enhance stockholder value. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.6 million of federal NOLs. To date, no acquisition candidates have been identified that are in an actionable state and, while we may be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. We had no revenues from sales of PegIntron for the year ended December 31, 2023 or the nine-month period ended September 30, 2024.

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

Acquisition Activities

Our Board and our management are actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with our long-term strategy. Our management and Board have made a number of contacts and engaged in discussions with principals of individual companies and financial advisors on behalf of various individual companies, while continuing to evaluate potential transactions. To date, we have not developed any actionable transactions. We will continue to update our stockholders as material developments arise.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars.

Results of Operations

Revenues:

License Fees:

In the three-month period ended September 30, 2024, we had no revenue from license fees, and in the nine-month period ended September 30, 2024, we earned approximately $26,000 in license fees. In the three and nine-month periods ended September 30, 2023, we had no revenue from license fees.

Interest and Dividend Income (in thousands of dollars, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2024	Change	2023	2024	Change	2023
Interest and dividend income	$654	5%	$622	$1,906	18%	$1,622

Interest and dividend income is attributable to the interest and dividends received on the invested cash and cash equivalents we received primarily from the $46.6 million of proceeds from our rights offering (See Note 13 to the Condensed Consolidated Financial Statements). Interest and dividend income increased by approximately $32,000, or 5%, to $654,000 for the three months ended September 30, 2024 from $622,000 for the three months ended September 30, 2023. The increase in interest and dividend income is attributable to the higher rates of interest in the 2024 period compared to the same period in 2023.

Interest and dividend income increased by approximately $284,000, or 18%, to $1,906,000 for the nine months ended September 30, 2024 from $1,622,000 for the nine months ended September 30, 2023. The increase in interest and dividend income is attributable to the higher rates of interest in 2024.

Operating Expenses:

General and Administrative (in thousands of dollars, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2024	Change	2023	2024	Change	2023
General and administrative	$351	56%	$225	$1,028	24%	$828

General and administrative expenses increased by approximately $126,000, or 56%, to $351,000 for the three months ended September 30, 2024 from $225,000 for the three months ended September 30, 2023. The increase in general and administrative expense is substantially attributable to an increase in professional fees and insurance.

General and administrative expenses increased by approximately $200,000, or 24%, to $1,028,000 for the nine months ended September 30, 2024 from $828,000 for the nine months ended September 30, 2023. The increase in general and administrative expense is substantially attributable to an increase in professional fees and insurance.

Tax Expense:

Assuming no acquisition is completed or material changes in results through September 2025, the Company has partially reversed the valuation allowances as of September 30, 2024. Deferred tax expenses of $53,000 and $91,000, respectively were recorded during the nine-month periods ended September 30, 2024 and 2023. (See Note 8 to the Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 12 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive fees, royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from our few remaining licensed patents. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through November 2025. Our future royalty revenues are expected to be de minimis over the forseeable future and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash provided by operating activities, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities, during the nine months ended September 30, 2024 was approximately $896,000, as compared to cash provided by operating activities of approximately $850,000 during the comparable period in 2023. The increase of approximately $46,000 was primarily attributable to the increase in interest and dividend income of approximately $284,000, increasing to approximately $1,906,000 during the nine months ended September 30, 2024, from approximately $1,622,000 during the comparable period in 2023, partially offset by the increase of approximately $200,000 in general and administrative expenses, increasing to approximately $1,028,000 during the nine months ended September 30, 2024, from approximately $828,000 during the comparable period in 2023.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock in each of the periods.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $400,000 from approximately $47.0 million at December 31, 2023 to approximately $46.6 million at September 30, 2024.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2024, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. GAAP. All applicable U.S. GAAP accounting standards effective as of September 30, 2024 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect the condensed consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2024, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2024 and during the first half of 2025, however, they are not expected to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.6 million of federal NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 12 to the Condensed Consolidated Financial Statements).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 20, 2024, as amended on April 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(3)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(4)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	(5)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
101.PRE 104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	+

+Filed herewith.

*This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” by the Commission and is not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

*	(1)Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010
*	(2)Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013
*	(3)Current Report on Form 8-K filed August 14, 2020
*	(4)Current Report on Form 8-K filed September 23, 2020
*	(5)Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 5, 2024	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)