Form 10-K
period 2024-12-31
ENZON PHARMACEUTICALS, INC.
filed 2025-02-21
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the Common Stock, $0.01 par value per share (“the Common Stock”), held by non-affiliates of the registrant was approximately $6,814,434 as of June 28, 2024, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.18 per share reported for such date. Shares of Common Stock held by each executive officer and director and certain beneficial owners of 10% or more of the Common Stock of the registrant as of June 30, 2024 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,214,603 shares of Common Stock issued and outstanding as of February 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2025 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2024, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2024 Annual Report on Form 10-K

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

Our website is located at www.enzon.com. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, by calling (732) 980-4500, by clicking the SEC Filings link from the Investors and Media page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

OVERVIEW

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our net operating loss carryforwards (“NOLs”) in an effort to enhance stockholder value. We were incorporated on May 11, 1983.

In September 2020, we initiated a rights offering (the “Rights Offering”) for our common and preferred stock, which closed in October 2020 (see below and Note 12 to our Consolidated Financial Statements), and we realized $43.6 million in gross proceeds. This has enabled us to embark on our plan to potentially realize the value of our approximately $101.4 million NOLs by acquiring businesses or assets, although there can be no assurance that we will be able to realize all or any portion of such value. To protect the NOLs, in August 2020, our Board of Directors (the “Board”) adopted a Section 382 rights plan (see Note 11 to our Consolidated Financial Statements).

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

As discussed in Note 15 to the Condensed Consolidated Financial Statements, the Company has been contacted with respect to exploring a potential business combination transaction with an affiliate of the Company’s significant stockholder, Carl C. Icahn. The Company, through a special committee of the Board, is currently in discussions regarding such a transaction and will update its stockholders when and if appropriate or as required by the federal securities laws. There can be no assurances that any agreement will be reached or that a transaction will be consummated.

Royalty and Milestone Agreements and Revenues

Prior to 2017, we received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The related patents have expired in all jurisdictions and we have received no royalties in recent years and expect to receive none in the future. There is a dispute with Merck regarding royalties (see Note 4 to our Consolidated Financial Statements). We have a licensing agreement regarding SC Oncaspar and certain other drugs.

During the years ended December 31, 2024 and 2023, we received a license maintenance fee of approximately $26,000 and $0, respectively, from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. (See Note 1 to our Consolidated Financial Statements.)

Patents and Intellectual Property Rights

We have a portfolio of issued U.S. patents, many of which have foreign counterparts. None of these has generated significant royalties in recent years, except for two milestone payments received in connection with Vicineum. The patent related to PegIntron

(peginterferon alfa-2b) expired in all jurisdictions as of December 31, 2024. We do not expect to generate material royalties from any of our existing patents.

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

We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs and enhance stockholder value. Although we may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.4 million in federal NOLs, there can be no assurance we will be able to do so. In addition, we do not have any current plans, arrangements or understandings with respect to any acquisitions or investments, and we may pursue acquisitions that could result in a change of control of us. Although we have had significant discretion in the use of the net proceeds of our Rights Offering, it is possible that we may not utilize such proceeds and if a transaction is pursued that results in a change of control, as defined in the Certificate of Designation of the Series C Non-Convertible Preferred Stock, holders of the Series C Non-Convertible Redeemable Preferred Stock will be entitled to redemption rights, and if exercised would require the Company to redeem such preferred stock. Further, if such change of control occurs, it would likely substantially limit the utilization of our NOLs. We cannot assure you that we will be able to realize the value of all or any of our NOLs.

For example, as discussed in Note 15 to the Condensed Consolidated Financial Statements, we have been contacted with respect to exploring a potential business combination transaction with an affiliate of our significant stockholder, Carl C. Icahn. The Company, through a special committee of the Board, is currently in discussions regarding such a transaction. There can be no assurances that any agreement will be reached or that a transaction will be consummated, or that if such a transaction is consummated, it won’t result in a change of control, or that we will be able to realize the value of all or any of our NOLs.

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

Prior to 2023, we incurred losses and, in 2023 and 2024, our primary source of revenue was from interest income. We received approximately $43.1 million of net proceeds in the fourth quarter of 2020 from the Rights Offering, which we are using to position us as a public company acquisition vehicle, unless and until we can consummate an acquisition or investment that generates income, and other than interest income, we do not anticipate generating any additional cash or revenues. As interest rates may fluctuate in the future, there can be no assurance that we will continue to receive interest income at our existing levels, or at levels that allow us to achieve a profit. Accordingly, there can be no assurance that we will continue to generate a profit based on our interest income. In addition, because the patents have expired in all jurisdictions, we will receive no further royalties on sales of PegIntron, although there may be a potential liability to Merck for product returns and rebates. Based on current estimates, we do not expect any future liability for those returns and rebates to be material. Moreover, our right to receive royalty revenues from other products is limited and we currently do not intend to acquire new sources of royalty revenues. For those remaining existing or potential sources of royalty revenue, our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

While we have substantially reduced our operating expenses, including ceasing our research and development activities, eliminating our workforce in favor of independent contractors and consultants, and discontinuing our significant lease commitments, we may incur unanticipated liabilities or expenses, including expenses to defend unasserted product liability claims or greater than expected liabilities for PegIntron and expenses incurred in our search for a target business to acquire or in which to invest. Any such expenses or liabilities could impact the availability of assets that we expect to use to fund future operations or adversely affect our ability to pay dividends or make distributions to shareholders upon a liquidation of the Company.

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

We do not currently, and are not expected in the future to, meet the listing standards of any national exchange. On June 10, 2024, we were notified by the OTCQX Markets Group that we had regained compliance with the OTCQX’s standards for continued qualification as a result of our stock price trading at, or in excess of, $0.10 for the period of time that was required to regain compliance. We presently anticipate that our common stock will continue to be quoted on the OTCQX market. As a result of not expecting to meet the listing standards of any national exchange, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time. In the future, our common stock could become subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As we have positioned ourselves as a public company acquisition vehicle, and have limited operations, we do not have any significant operations that face cybersecurity threats. Although we do depend on the digital technologies of third parties, and any deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, information and sensitive or confidential data, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Holders

As of February 14, 2025, there were 725 holders of record of our common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future not to declare dividends. We did not pay any cash dividends to our common stockholders in 2024 and can provide no assurance that our Board will declare any cash dividends payable to our common stockholders in the future. In addition, as our common stock ranks junior to the Series C Preferred Stock, unless full dividends have been (i) paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 per share of Series C Preferred Stock or (iii) set aside for payment on all such outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our common stock. On an annual basis, our Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time. If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Also, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

On December 20, 2024, our Board declared a cash dividend of 3% of the liquidation preference at December 31, 2023 ($42,483,286) of the Series C Preferred Stock, aggregating approximately $1,275,000 ($31.86 per share). Such dividend was paid on January 9, 2025 to the holders of record of our Series C Preferred Stock as of January 2, 2025.

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

Overview

During 2020, the Company adopted a Section 382 rights plan and completed a Rights Offering, each as further described below. As a result of the successful completion of the Rights Offering, we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs and enhance stockholder value. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.4 million of federal NOLs. To date, we have not identified any actionable acquisition candidates and, while we expect that, ultimately, we will be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities. We had no revenues from sales of PegIntron for the years ended December 31, 2024 and 2023. We have a marketing agreement with Micromet AG, now part of Amgen, Inc. (the “Micromet Agreement”), pursuant to which we may be entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., (“Sesen”) is approved for the treatment of non-muscle invasive bladder cancer. Sesen announced that it had completed a merger with Carisma Therapeutics Inc. (“Carisma”) and that the combined company will focus on the advancement of Carisma’s proprietary cell therapy for the treatment of cancer and other disorders and that that it intends to seek a partner for the further development of Vicineum.

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

Results of Operations (in thousands of dollars):

	For the
	Year Ended December 31,
	2024	2023
Revenues:
Royalties and milestones, net	$26	$—
Total revenues	26	—
Operating expenses:
General and administrative	1,353	1,044
Operating loss	(1,327)	(1,044)
Interest and dividend income	2,452	2,261
Income tax (expense) benefit	(347)	156
Net income	$778	$1,373

Overview

The following table summarizes our royalties earned in 2024 and 2023:

Royalties and Milestones Revenues (in thousands of dollars):

	For the Year Ended December 31,
		%
	2024	Change	2023
Royalties and milestones revenues	26	100	—

The revenues in 2024 and 2023 were approximately $26,000 and $0, respectively, from license fees from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. Our right to receive royalties on U.S. and European sales of PegIntron have expired in all jurisdictions as of December 31, 2024.

At December 31, 2024 and 2023, we recorded a liability to Merck of approximately $331,000 based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates, as discussed in Note 4 to the Consolidated Financial Statements.

We will receive no additional royalties from Merck.

Interest and Dividend Income (in thousands of dollars):

	For the Year Ended December 31,
		%
	2024	Change	2023
Interest and dividend income	$2,452	8	$2,261

Interest and dividend income is attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $46.9 million of proceeds from our rights offering (See Note 13 to the Condensed Consolidated Financial Statements). Interest and dividend income increased by approximately $191,000, or 8%, to $2,452,000 for 2024 from $2,261,000 for 2023. The increase in interest and dividends income is primarily attributable to the higher rates of interest in 2024 as compared with 2023.

General and Administrative Expenses (in thousands of dollars):

	For the Year Ended December 31,
		%
	2024	Change	2023
General and administrative expenses	$1,353	30	$1,044

For the year ended December 31, 2024, general and administrative expenses were approximately $1,353,000, an increase of approximately $309,000, 30%, from $1,044,000 in the prior year, primarily attributable to an increase in professional fees.

In 2024 and 2023, general and administrative expenses consisted primarily of consulting fees for executive services and outside professional services for accounting, audit, tax and legal services.

Income Taxes

As a result of our income, primarily from interest, exceeding our expenses for the year ended December 31, 2024, we realized approximately $1,125,000 in pre-tax book income before utilization of NOLs. We utilized approximately $1.1 million of our NOLs. We are projecting 2025 pre-tax book income due to interest rates on our short-term cash investments and the absence of any acquisitions at this time. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2025, however, they are not expected in the near term to return to the low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances as of December 31, 2024. A deferred tax expense of $342,000 was recorded during the year ended December 31, 2024. We may acquire businesses, entities or revenue streams that will generate sufficient income so that we can utilize our approximately $101.4 million NOLs. While we anticipate that, ultimately, we could be successful in realizing the value of our NOLs, we cannot assure you that we will be able to do so.

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

Section 382 Rights Plan

On August 14, 2020, in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs, our Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 24, 2020. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A-1 Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.20 per right. If issued, each fractional share of Series A-1 Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on June 2, 2024 (unless that date is advanced or extended by the Board of Directors), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the close of business on the day of repeal of Section 382 of the Internal Revenue Code or any successor statute and (iv) the close of business on the first day of a taxable year of the Company to which our Board of Directors determines that no NOLs may be carried forward. On May 16, 2024, the Company entered into the Second Amendment to the Section 382 Rights Agreement, which extends the expiration date of the Section 382 rights plan to the close of business on March 31, 2025.

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

With regard to the Series C Preferred Stock, on an annual basis, the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of our common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. On December 20, 2024, our Board declared a cash dividend of 3% of the liquidation preference ($42,483,286) of the Series C Preferred Stock, aggregating approximately $1,275,000 ($31.86 per share). Such dividend was paid on January 9, 2025 to the holders of record of our Series C Preferred Stock as of January 2, 2025.

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

As the Company’s Board declared dividends on the Series C Preferred Stock as of December 31, 2024 and 2023, the liquidation value at both December 31, 2024 and 2023 was $1,062 per share. (See Note 13 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 13 to the Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from the approval and sale of Vicineum. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through March 2026. Our future royalty revenues are expected to be de minimis and we cannot assure you that we will receive any royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform to potentially utilize our NOLs in an effort to enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable or that we will be able to utilize any or all of our NOLs.

Net cash used in operating activities represents income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Net cash from operating activities during 2024 was $1,122,000, as compared to net cash from operating activities of $1,305,000 in 2023. The decrease in net cash provided of approximately $183,000 was primarily attributable to operating loss of approximately $1,327,000 in 2024, resulting in net income of approximately $778,000 during that period compared to net income of approximately $1,373,000 during 2023.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock during 2024 and 2023. No cash was provided by investing activities in 2024 or 2023.

The net effect of the foregoing was a virtually unchanged cash position of approximately $46.9 and $47.0 million at December 31, 2024 and 2023, respectively.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2024, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2024 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2025, however, they are not expected to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and potentially utilize our NOLs. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.4 million of federal NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 13 to the Consolidated Financial Statements).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, who is the same individual, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2024 our internal control over financial reporting was effective based on those criteria.

(d)Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Item 9B. Other Information

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2024, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2024 to include the information required by this Item 10.

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

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2024, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2024 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2024, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2024 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2024, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2024 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2024, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2024 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(4)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(5)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	(10)
4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	+
4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(4)
4.3	First Amendment to the Section 382 Rights Agreement, dated as of June 4, 2021 and effective as of June 2, 2021, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	(6)
4.4	Second Amendment to the Section 382 Rights Agreement, dated as of May 16, 2024, by and between Enzon Pharmaceuticals, Inc., and Continental Stock Transfer & Trust Company	(12)
10.1	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)
10.2	Amended and Restated 2013 Outside Director Compensation Plan**	(7)
10.3	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(8)
10.4	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(8)
10.5	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(9)
10.6	Independent Contractor Agreement, effective as of February 24, 2022, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein **	(10)
10.7	Form of Indemnification Agreement for members of the Board of Directors **	(11)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Calculation Linkbase Document	+
101.LAB	Inline XBRL Labels Linkbase Document	+
101.PRE	Inline XBRL Presentation Linkbase Document	+
101.DEF	Inline XBRL Definition Linkbase Document	+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	+
+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
***

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010
(2)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013
(3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002
(4)	Current Report on Form 8-K filed August 14, 2020
(5)	Current Report on Form 8-K filed September 23, 2020
(6)	Current Report on Form 8-K filed June 8, 2021
(7)	Quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
(8)	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019
(9)	Current Report on Form 8-K filed September 1, 2020
(10)	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022
(11)	Quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed April 26, 2022
(12)	Current Report on Form 8-K May 22, 2024

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: February 21, 2025	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Feinstein	Chief Executive Officer, Chief Financial Officer and Secretary	February 21, 2025
Richard L. Feinstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Randolph C. Read	Director (Chairman of the Board)	February 21, 2025
Randolph C. Read

/s/ Jordan Bleznick	Director	February 21, 2025
Jordan Bleznick

/s/ Jaffrey (Jay) A. Firestone	Director	February 21, 2025
Jaffray A. Firestone

/s/ Stephen T. Wills	Director	February 21, 2025
Stephen T. Wills

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, mezzanine equity and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 9 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended December 31, 2024, the Company had deferred tax assets before valuation allowances of approximately $32.4 million. As of December 31, 2024, the Company has recorded a valuation allowance of approximately $32.4 million on the deferred tax assets, resulting in a deferred tax asset of $17,000 as of December 31, 2024. In assessing the realizability of deferred tax assets the Company must assess its tax planning strategies, enacted and effective tax law considerations, and whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration, using assumptions about Company-specific conditions and events.

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

February 21, 2025

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$46,859	$47,012
Other current assets	293	331
Total current assets	47,152	47,343
Deferred tax asset	17	359

Total assets	$47,169	$47,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	72	108
Dividends payable on Series C preferred stock	1,275	1,275
Total current liabilities	1,678	1,714

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,062 per share ) at December 31, 2024 and 2023	42,483	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at December 31, 2024 and 2023	742	742
Additional paid-in capital	72,158	73,433
Accumulated deficit	(69,892)	(70,670)
Total stockholders’ equity	3,008	3,505
Total liabilities, mezzanine equity and stockholders’ equity	$47,169	$47,702

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenues:
Royalties and milestones, net	$26	$—
Total revenues	26	—

Operating expenses:
General and administrative	1,353	1,044
Total operating expenses	1,353	1,044

Operating loss	(1,327)	(1,044)
Interest and dividend income	2,452	2,261

Income before income tax (expense) benefit	1,125	1,217

Income tax (expense) benefit	(347)	156

Net income	778	1,373
Dividends on Series C preferred stock	(1,275)	(1,275)
Net (loss) income available to common shareholders	$(497)	$98

(Loss) income per common share
Basic and diluted	$(0.01)	$0.00
Weighted average number of common shares
Basic and diluted	74,215	74,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	40	42,483	74,215	742	74,708	(72,043)	3,407
Net income	—	—	—	—	—	1,373	1,373
Preferred stock dividend declared	—	—	—	—	(1,275)	—	(1,275)
Balance, December 31, 2023	40	42,483	74,215	742	73,433	(70,670)	3,505
Net income	—	—	—	—	—	778	778
Preferred stock dividend declared	—	—	—	—	(1,275)	—	(1,275)
Balance, December 31, 2024	40	$42,483	74,215	$742	$72,158	$(69,892)	$3,008

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$778	$1,373
Adjustments to reconcile net income to net cash provided by in operating activities:
Deferred income taxes	342	(157)
Changes in operating assets and liabilities
Decrease in other current assets	38	74
(Decrease) increase in accrued expenses and other current liabilities	(36)	15
Net cash provided by operating activities	1,122	1,305

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	(1,275)
Net cash used in financing activities	(1,275)	(1,275)

Net (decrease) increase in cash	(153)	30
Cash and cash equivalents at beginning of year	47,012	46,982
Cash and cash equivalents at end of year	$46,859	$47,012

Non-cash financing activities:
Declaration of dividend for Series C Preferred Stock	$1,275	$1,275

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

During the 2nd quarter of 2024, we received a license maintenance fee of approximately $26,000 from Amgen, Inc. in payment of a worldwide, royalty-free non-exclusive right to license Vicineum. The fee represents half of the amount paid by Viventia Biotech (Barbados) Inc. (“Viventia”), part of Sesen, on an annual basis for the continued right to license Vicineum. The Company did not receive any license maintenance fees in 2023.

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

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. The Board did not declare a dividend as of December 31, 2021 and, at December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating $1,275,000 or

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock remained at approximately $42,483,000 ($1,062 per share) on December 31, 2022. On December 28, 2023, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock remained at approximately $42,483,000 ($1,062 per share) on December 31, 2023. The dividend was paid on January 17, 2024 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2024. (See Note 13 to the Consolidated Financial Statements.) On December 20, 2024, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock remained at approximately $42,483,000 ($1,062 per share) on December 31, 2024. The dividend was paid on January 9, 2025 to the holders of record of the Company’s Series C Preferred Stock as of January 2, 2025. (See Note 13 to the Consolidated Financial Statements.)

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

Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2024 and 2023 due to their short-term nature. As of December 31, 2024 and 2023, the Company held cash equivalents aggregating approximately $46.8 million and $46.5 million, respectively.

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

(3)          Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 14 in the accompanying notes to the consolidated financial statements.

(4)          Accounts Payable, Accrued Expenses and Dividends Payable on Series C Preferred Stock

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the years ended December 31, 2024 and 2023, no additional royalties or recoupments related to PegIntron were reported by Merck. As such, as asserted by Merck, the Company’s recorded liability to Merck remained at $331,000 at December 31, 2024 and 2023. The Company will receive no future royalties or chargebacks from Merck.

Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Professional and consulting fees	$67	$92
Other	5	16
	$72	$108

On December 20, 2024, the Board declared a cash dividend of 3% of the liquidation preference ($42,483,286) of the Series C Preferred Stock, aggregating approximately $1,275,000 ($31.86 per share). Such dividend was accrued at December 31, 2024 and paid on January 9, 2025.

(5)          Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which, at December 31, 2024 and 2023, 40,000 shares have been issued, are outstanding and are designated as Series C Preferred Stock in connection with the Rights Offering discussed in Note 14 and 100,000 shares have been designated as Series A-1 Junior Participating Preferred Stock in connection with the August 2020 Section 382 rights plan discussed in Note 11.

Common Stock

As of December 31, 2024, the Company reserved 9,818,392 shares of its common stock for the non-qualified and incentive stock plans.

(6)          Cash Dividend

No dividend on the shares of the Company’s common stock has been paid or declared during the years ended December 31, 2024 and 2023.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2024, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2024. The dividend was paid on January 9, 2025 to the holders of record of the Company’s Series C Preferred Stock as of January 2, 2025 (See Note 13 to the Consolidated Financial Statements).

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

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the years ended December 31, 2024 and 2023, there were no common stock equivalents. Because there were no stock options or other equity - based incentives outstanding in the 2024 and 2023 periods the Company had no common stock equivalents during the years ended December 31, 2024 and 2023. Income (loss) per common share information was as follows (in thousands, except per share amounts) for the years ended December 31, 2024 and 2023:

	2024	2023
(Loss) Income per Common Share – Basic and Diluted
Net income for year	$778	$1,373
Dividends on Series C preferred stock	(1,275)	(1,275)
Net (loss) income available to common shareholders	$(497)	$98

Weighted-average number of common shares outstanding	74,215	74,215

Basic and diluted (loss) income per common share	$(0.01)	$0.00

(8)          Stock Options

All of the Company’s incentive, stock options and equity-based compensation plans were terminated effective February 24, 2022 and, as such, there will be no further grants made pursuant these plans. There were no options outstanding at December 31, 2024 and 2023.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)          Income Taxes

The components of the income tax provision (benefit) are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State and foreign	5	1
Total current	5	1
Deferred:
Federal	255	(117)
State	87	(40)
Total deferred	342	(157)

Income tax expense (benefit)	$347	$(156)

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for years ended December 31, 2024 and 2023) to income before taxes (in thousands):

	Year Ended December 31,
	2024	2023
Income tax provision at federal statutory rate	$236	$256
Add (deduct) effect of:
State income taxes, net of federal tax	84	87
Expiration of federal research and development credits	1,694	1,637
Change in valuation allowance	(1,667)	(2,136)

Income tax expense (benefit)	$347	$(156)

No federal income tax expense was incurred in relation to normal operating results.

As of December 31, 2024 and 2023, the cumulative tax effects of temporary differences that give rise to the deferred tax assets were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforward	$22,983	$23,297
Research and development credits carryforward	9,426	11,121
Total gross deferred tax assets	32,409	34,418
Less valuation allowance	(32,392)	(34,059)
Net deferred tax assets	$17	$359

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Because of the inherent uncertainties, including future interest rates, whether or when an acquisition of a profitable entity will come to fruition and other factors, projecting long-term future performance of the Company is problematical. Accordingly, the Company is only projecting 2025 pre-tax book income due to interest rates on its short-term cash investments and the absence of any potentially actionable acquisitions at this time.

Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company increased the valuation allowance due to decreased income projections in comparison to the prior year. The Company is projecting increased expenses while interest rates may fluctuate slightly throughout 2025. Additionally, due to the valuation allowance placed on

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s deferred tax assets, the expiration of research and development credits during the year caused a corresponding reduction in valuation allowance. As a result, the valuation allowance for the Company decreased during the year ended December 31, 2024.

In 2024, the Company generated approximately $1.1 million in taxable income before utilization of NOLs. The Company utilized approximately $1.2 million of the NOLs during 2023. The Company may acquire businesses, entities or revenue streams that could generate sufficient income so that it can utilize its approximately $101.4 million NOL. To date, no actionable acquisition candidates have been identified and, while the Company may ultimately be successful in realizing some or all of the value of its NOLs, the Company cannot provide assurance that it will be able to realize any value of its NOLs.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

At December 31, 2024, the Company had federal NOLs of approximately $101.4 million, of which approximately $98.3 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $23.7 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, federal net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

The Company also had federal research and development (“R&D”) credit carryforwards of approximately $1.7 million that expired in 2024 and $1.6 million that expired in 2023. The Company has remaining R&D credit carryforwards of approximately $9.4 million that expire in the years 2025 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2024, the Company entered into the Second Amendment to the Section 382 Rights Agreement, which extends the expiration date to the close of business on March 31, 2025.

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

On an annual basis, the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Holders of Series C Preferred Stock do not have any voting rights and the Series C Preferred Stock is not convertible into shares of the Company’s common stock. The initial liquidation value of the Series C Preferred Stock was $1,000 per share. At December 31, 2021 the liquidation value of the Series C Preferred Stock was $1,062 per share, inasmuch as no dividend was declared or paid in cash. On December 29, 2022, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock was $1,062 per share on December 31, 2022. The dividend was paid on January 17, 2023 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2023. On December 28, 2023, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock remained at $1,062 per share on December 31, 2023. The dividend was paid on January 17, 2024 to the holders of record of the Company’s Series C Preferred Stock as of January 10, 2024. On December 20, 2024, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the liquidation value of the Series C Preferred Stock remained at $1,062 per share on December 31, 2024. The dividend was paid on January 9, 2025 to the holders of record of the Company’s Series C Preferred Stock as of January 2, 2025.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)        Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who is also its chief financial officer. As the Company is a public company acquisition vehicle, where it can become an acquisition platform, has no operating activities and derives the majority of its income from interest, our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. As such, the Company operates as one reportable segment. The CODM uses consolidated net income to assess financial performance and allocate resources. The significant expenses within net income are separately presented on the Company’s Consolidated Statements of Operations.

(15)        Subsequent Event

On December 19, 2024, a member of the special committee of the Board of Directors of Viskase Companies, Inc. (“Viskase”) contacted the Chairman of the Board to explore interest in a potential business combination transaction involving Viskase and the Company through a negotiated merger transaction or otherwise (a “Potential Transaction”) and to indicate that Viskase may formulate and submit a proposal with respect to a potential structure and terms for a Potential Transaction. The Viskase special committee member further indicated that it is the expectation of Viskase’s special committee that a special committee of independent directors of the Company will be established to consider Viskase’s proposal and such other terms of the Potential Transaction as may be considered and negotiated in the future.

On January 7, 2025, in addition to the appointment of a new director, Stephen T. Wills, the Board formed a special committee of independent directors (the “Special Committee”) and delegated full authority to the Special Committee to consider, negotiate and vote upon any Potential Transaction proposed, as well as any strategic alternatives that may be put forth with regard to the Potential Transaction. The Special Committee is comprised of Randolph Read and Stephen T. Wills. The Special Committee continues to consider the Potential Transaction and no assurances can be given that a definitive agreement will be reached or that a Potential Transaction will be consummated.