Form 10-K/A
period 2024-12-31
ENZON PHARMACEUTICALS, INC.
filed 2025-04-28
CIK 727510

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

There were 74,214,603 shares of Common Stock issued and outstanding as of April 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Firm ID	Auditor Location
EisnerAmper LLP	274	Philadelphia, Pennsylvania

ENZON PHARMACEUTICALS, INC.

2024 Annual Report on Form 10-K/A

(Amendment No. 1)

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2025 (our “Annual Report”). We are amending our Annual Report to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The Part III Information, pursuant to General Instruction G(3), is required to be filed no later than 120 days after our fiscal year-end.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certification from the Company’s principal executive officer who is also the Company’s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certification of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibit 31.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. Additionally, we are not including a currently dated certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Furthermore, Item 15 is also being amended to include the Company’s trading policy as Exhibit 19.1.

This Amendment No. 1 does not amend any other information set forth in our Annual Report and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with our Annual Report and with our filings with the SEC subsequent to our Annual Report.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors.

Name	Age	Director/Officer Since	Position with Our Company
Randolph C. Read	72	2020	Chairman of the Board
Jordan Bleznick	69	2020	Director
Jaffery (Jay) A. Firestone	68	2022	Director
Stephen T. Wills	68	2025	Director
Richard L. Feinstein	81	2013	Chief Executive Officer, Chief Financial Officer, and Secretary

Directors

Randolph C. Read – Mr. Read has been a director of our Company since August 2020, and since that time has served as our Chairman of the Board and Chairman of the Finance and Audit Committee. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC for more than five years and has been the President and Chief Executive Officer of International Capital Markets Group, Inc. for more than five years. Mr. Read has served since November 2018 as an independent manager/director and Chairman of the Board of Managers of New York REIT Liquidating, LLC, a successor to New York REIT, Inc., a publicly traded (NYSE) real estate investment trust, where Mr. Read served as an independent director from December 2014 to November 2018, including as Chairman of its Board of Directors from June 2015 to November 2018. Mr. Read has served as an independent director of SandRidge Energy, Inc. (NYSE), an oil and natural gas exploration and production company, since June 2018. Mr. Read previously served as an independent director of Luby’s Inc. from August 2019 to August 2021. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. Mr. Read is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

Mr. Read’s qualifications to serve as a director of our Company include his significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance, and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles, including his experience as Chairman of our board of directors.

Jordan Bleznick  – Mr. Bleznick has been a director of our Company since August 2020. From April 2002 through his retirement in April 2023, Mr. Bleznick was the Vice President/Taxes of Starfire Holding Corporation, a privately-held holding company controlled by Carl C. Icahn. From April 2002 through his retirement in April 2023, he was the Chief Tax Counsel for various affiliates of Mr. Icahn. In March 2023, Mr. Bleznick was appointed as a director and Chairman of the Board, and member of the compensation committee, of the general partner of CVR Partners, LP, a nitrogen fertilizer company controlled by Mr. Icahn. From April 2021 until April 2023, Mr. Bleznick was a director of various other affiliates of Mr. Icahn, including American Entertainment Properties Corp., which is the primary operating subsidiary of Icahn Enterprises L.P. From March 2000 through March 2002, Mr. Bleznick was a partner in the New York City office of the law firm of DLA Piper. From March 1984 until February 2000, he was an associate and then a partner at the New York City law firm of Gordon Altman Weitzen Shalov and Wein. Mr. Bleznick received a B.A. in Economics from the University of Cincinnati, a J.D. from The Ohio State University College of Law and a L.L.M. in Taxation from the New York University School of Law.

Mr. Bleznick’s qualifications to serve as a director of our Company include his expertise in tax law and his involvement with other public companies owned by Carl C. Icahn and affiliated entities.

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

Stephen T. Wills, CPA, MST – Mr. Wills was appointed as a director of the Company in January 2025. He currently serves as Chief Financial Officer, Treasurer, Secretary (since 1997), and Chief Operating Officer (since 2011), of Palatin Technologies, Inc. a biopharmaceutical company developing medicines based on molecules that modulate the activity of the melanocortin receptor system. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as chairperson from October 2017 until August 2022, and is the chair of the audit committee and a member of the compensation committee. Mr. Wills served on the board of directors of Gamida Cell Ltd., a cellular and immune therapeutics company, and as chair of the audit committee and a member of the compensation committee, from March 2019 through June 2024, when Gamida was acquired by Highbridge Capital Management. Mr. Wills served as the Chief Financial Officer of Cactus Acquisition Corp, a Special Purpose Acquisition Company, from November 2021 until March 2024, when a new sponsor acquired majority ownership. Mr. Wills served on the board of directors of Amryt Pharma, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, and as chair of the audit committee and a member of the compensation committee, from September 2019 through April 2023, when Amryt was acquired by Chiesi Farmaceutici. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Mr. Wills’ qualifications to serve as a director of our Company include his significant business experience as a director and an executive officer.

Management

Richard L. Feinstein – Mr. Feinstein has served as our Chief Executive Officer, Chief Financial Officer, and Secretary since February 2021, having previously served as Vice President-Finance and Chief Financial Officer since March 2016. Prior to that, Mr. Feinstein served as our Vice President – Finance and Principal Financial Officer since December 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From 2015 to 2019, he provided financial consulting services to General Cannabis Corp., now known as Trees Corporation, a public company. During July 2016, he provided consulting services to Hamaspik, Inc. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly- held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps; a board member and chair of the audit committee of EDGAR Online, Inc.; a board member and chair of the finance committee of the New York Road Runners; and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

Director Independence

Although our Common Stock is no longer listed on The Nasdaq Stock Market (“Nasdaq”), our Board continues to use the definition of independence set forth in the listing standards of Nasdaq in evaluating the independence of our directors. Our Board has determined that each of Messrs. Read, Bleznick, Firestone and Wills is independent as defined by the listing standards of Nasdaq.

Meetings and Attendance

Our Board held ten meetings during fiscal year 2024. Each director who served on the Board during fiscal year 2024 attended at least 75% of the total number of meetings held during fiscal year 2024 by our Board and committees of our Board of which such director was a member (during the period that the director served).

We do not have a policy requiring our directors to attend our annual stockholders’ meetings. All of our then-serving directors attended the 2024 annual meeting either in person or virtually.

Board Leadership Structure

Our Board is led by a Chairperson appointed by our Board annually. The Chairperson leads our Board in its role of providing advice to, and overseeing the performance of, our Chief Executive Officer. Randolph C. Read currently serves as the Chairman of the Board, and Richard L. Feinstein currently serves as our Chief Executive Officer. Our Board does not have a formal policy with respect to the separation of the positions of Chairperson and Chief Executive Officer. However, our Board believes that separating these positions allows the Chief Executive Officer to focus on day-to-day operations, while allowing the Chairperson to lead our Board in its primary role of review and oversight of management.

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

Standing Committees of our Board

During 2024, the only standing committee of the Board was the Finance and Audit Committee.

Finance and Audit Committee

During 2024, our Finance and Audit Committee was comprised of Mr. Read, who has also served as Chairman of the committee since August 2020, and Mr. Firestone. Our Finance and Audit Committee held four meetings during fiscal year 2024. Mr. Wills was appointed to the Finance and Audit Committee in January 2025.

In evaluating the composition of our Finance and Audit Committee, our Board has determined that each current member is, and during 2024 all members were, independent as defined by the listing standards of Nasdaq and Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Read satisfies the definition of “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Other Board Committees

Currently, we do not have other standing committees such as a nominating committee or a compensation committee, and the Board is of the view that it is not necessary to have such committees at this time because the Board is currently composed of only four members, all of whom are independent as defined by the listing standards of Nasdaq. Our Board directly performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our Board. The Board also directly performs the functions of a compensation committee and oversees the process by which our named executive officer, who is a consultant, and directors are compensated. We currently have no employees.

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

Code of Conduct

Our Board has adopted a Code of Conduct and Corporate Values (the “Code of Conduct”) that is applicable to all of our directors and executive officers. Any material changes made to the Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed on our website at www.enzon.com within four business days of such material change or waiver. A copy of our Code of Conduct is available on the Corporate Governance page of our website at www.enzon.com.

Insider Trading Policy

The Company maintains an insider trading policy. The Company believes its insider trading policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. The insider trading policy governs the purchase, sale and/or other dispositions of the Company’s securities and applies to all officers, directors, and employees. The Code of Conduct expands the insider trading policies to partners, including family members, relatives or friends. The Code of Conduct also extends the insider trading policy to temporary insiders, i.e., those individuals who have a special confidential relationship in the conduct of the Company’s affairs and, as a result, are given access to information solely for the Company’s purpose.

Item 11. Executive Compensation

Summary Compensation Table

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)(1)	($)
Richard L. Feinstein Chief Executive Officer, Chief	2024	—	17,500	—	—	209,425	226,925
Financial Officer and Secretary	2023	—	15,000	—	—	209,068	224,068

(1)

The amounts in this column reflect fees and expenses related to services rendered during fiscal years 2024 and 2023 on a consulting basis. Mr. Feinstein did not receive a base salary for fiscal year 2024 or 2023.

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

Outstanding Equity Awards at December 31, 2024

The 2011 Stock Option Plan and Incentive Plan was terminated effective February 24, 2022. As of December 31, 2024, Mr. Feinstein does not hold any outstanding stock options or other equity awards in the company.

Equity Award Timing Procedures

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information (“MNPI”). We do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates. Additionally, our insider trading policy prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of MNPI about us. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

No options were granted to our named executive officer within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI during the year ended December 31, 2024.

Potential Payments Upon Termination or Change in Control

Mr. Feinstein is not covered by a severance or change in control agreement and, accordingly, he would not have been entitled to receive any termination or change in control-related payments as of December 31, 2024.

Director Compensation Plan

Currently, each of our directors is compensated in the amount of $36,666 per annum (pro-rated for partial periods of service). The one-fourth of the annual cash compensation is payable quarterly at the end of each quarter.

Total Director Compensation

A summary of compensation paid to each of our directors during fiscal year 2024 is set forth below:

	Fees Earned
	or Paid in	Stock	Option
	Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(2)	($)(3)
Randolph C. Read	36,666	—	—	36,666
Jordan Bleznick	36,666	—	—	36,666
Jaffery (Jay) A. Firestone	36,666	—	—	36,666

(1)	As of December 31, 2024, none of the directors listed held any outstanding restricted stock units.
(2)	As of December 31, 2024, none of the directors listed held any outstanding stock options.
(3)	Stephen T. Wills was appointed to the board effective January 7, 2025, and during 2024 did not earn any fees, hold any stock awards or hold any outstanding stock options as of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 28, 2025 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors as of such date, (iii) each of our named executive officers, and (iv) all of our directors and current executive officers as a group. Information set forth in this table as to our directors and current executive officers is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

	Amount and
	Nature of		Percentage of
	Beneficial		Voting Stock
Name of Beneficial Owner or Identity of Group(1)	Ownership(2)		Outstanding(3)
Randolph C. Read	200,000		*
Jordan Bleznick	100,000		*
Jaffery A. Firestone	—		—
Richard L. Feinstein	—		—
Carl C. Icahn and affiliated entities	36,056,636	(4)	48.6%
Jonathan Couchman and affiliated entities	7,743,954	(5)	10.4%
Stephen T. Wills(6)	—		—
All Directors and Current Executive Officers as a group (5 persons)	300,000		*
*	Less than one percent
(1)	The address for each of the named executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016.
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

(3)

Based on 74,214,603 shares of Common Stock, which were issued and outstanding as of the close of business on April 28, 2025. Each share of Common Stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such person as of April 28, 2025 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of April 28, 2025, plus (B) the number of shares of Common Stock subject to stock options, if any, held by such person that were exercisable as of April 28, 2025 or will become exercisable within 60 days after April 28, 2025.

(4)

Information concerning stock ownership was obtained from Amendment No. 15 to the Schedule 13D filed with the SEC on December 19, 2024 by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 16690 Collins Avenue, Suite PH-1, Sunny Isles Beach, FL 33160. Mr. Icahn was reported to share voting and dispositive power over all 36,056,636 shares of Common Stock with entities affiliated with him. In addition, Mr. Icahn, through entities affiliated with him, also reported ownership of 39,277 shares of the Company’s Series C Non-Convertible Redeemable Preferred Stock, which represents approximately 98% of all outstanding shares of Series C Preferred Stock.

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

(6)	Mr. Wills was appointed to the Board effective January 7, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plans, or outstanding awards pursuant to any previously adopted equity compensation plans, and the Board does not consider granting any equity awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board has adopted a formal written policy that we will not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to our Company. As previously disclosed, in connection with a potential transaction between us and a company controlled by our significant stockholder, in January 2025, our Board of Directors formed a special committee of independent directors (the “Special Committee”) and delegated full authority to the Special Committee to consider, negotiate and vote upon any such potential transaction, as well as any strategic alternatives that may be put forth with regard to such potential transaction. The Special Committee is comprised of Messrs. Read and Wills. The Special Committee continues to consider any such potential transaction and no assurances can be given that a definitive agreement will be reached or that any such potential transaction will be consummated.

Item 14. Principal Accountant Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2024 and 2023. The Finance and Audit Committee considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining the firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Audit Fees(1)	$119,700	$115,500
Audit-Related Fees	—	—
Tax Fees(2)	$9,450	$8,925
All Other Fees	—	—
Total	$129,150	$124,425
(1)

For fiscal years 2024 and 2023, “Audit Fees” paid or payable to EisnerAmper LLP related to services in connection with the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.

(2)	For fiscal years 2024 and 2023, “Tax Fees” paid or payable to EisnerAmper LLP related to tax preparation services and tax consulting services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(4)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(5)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	(9)
4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	(12)
4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(4)
4.3	First Amendment to the Section 382 Rights Agreement, dated as of June 4, 2021 and effective as of June 2, 2021, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	(6)
4.4	Second Amendment to the Section 382 Rights Agreement, dated as of May 16, 2024, by and between Enzon Pharmaceuticals, Inc., and Continental Stock Transfer & Trust Company	(11)
4.5	Third Amendment to the Section 382 Rights Agreement, dated as of March 31, 2025, by and between Enzon Pharmaceuticals, Inc., and Continental Stock Transfer & Trust Company	(13)
10.1	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(7)
10.4	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(7)
10.5	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(8)
10.6	Independent Contractor Agreement, effective as of February 24, 2022, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein **	(9)
10.7	Form of Indemnification Agreement for members of the Board of Directors **	(10)
19.1	Insider Trading Policy	+
21.1	Subsidiaries of Registrant	(12)
23.1	Consent of EisnerAmper LLP	(12)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	(12)
101.INS	Inline XBRL Instance Document	(12)
101.SCH	Inline XBRL Taxonomy Extension Schema Document	(12)
101.CAL	Inline XBRL Calculation Linkbase Document	(12)
101.LAB	Inline XBRL Labels Linkbase Document	(12)
101.PRE	Inline XBRL Presentation Linkbase Document	(12)
101.DEF	Inline XBRL Definition Linkbase Document	(12)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	(12)
+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
***

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010
(2)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013
(3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002
(4)	Current Report on Form 8-K filed August 14, 2020
(5)	Current Report on Form 8-K filed September 23, 2020
(6)	Current Report on Form 8-K filed June 8, 2021
(7)	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019
(8)	Current Report on Form 8-K filed September 1, 2020
(9)	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022
(10)	Quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed April 26, 2022
(11)	Current Report on Form 8-K filed on May 22, 2024
(12)	Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 21, 2025
(13)	Current Report on Form 8-K filed on April 1, 2025

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 28, 2025	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Feinstein	Chief Executive Officer, Chief Financial Officer and Secretary	April 28, 2025
Richard L. Feinstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Randolph C. Read	Director (Chairman of the Board)	April 28, 2025
Randolph C. Read

/s/ Jordan Bleznick	Director	April 28, 2025
Jordan Bleznick

/s/ Jaffrey (Jay) A. Firestone	Director	April 28, 2025
Jaffrey (Jay) A. Firestone

/s/ Stephen T. Wills	Director	April 28, 2025
Stephen T. Wills