Form 10-Q
period 2025-03-31
ENZON PHARMACEUTICALS, INC.
filed 2025-05-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Shares of Common Stock outstanding as of May 9, 2025: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$44,966	$46,859
Other current assets	555	293
Total current assets	45,521	47,152
Deferred tax asset	—	17

Total assets	$45,521	$47,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	223	72
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	554	1,678

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,075 and $1,062 per share) at March 31, 2025 and December 31, 2024	43,014	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at March 31, 2025 and December 31, 2024	742	742
Additional paid-in capital	71,627	72,158
Accumulated deficit	(70,416)	(69,892)
Total stockholders’ equity	1,953	3,008
Total liabilities, mezzanine equity and stockholders’ equity	$45,521	$47,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Revenues:
Royalties and milestones, net	$—	$—
Total revenues	—	—

Operating expenses:
General and administrative	1,002	326
Total operating expenses	1,002	326

Operating loss	(1,002)	(326)
Interest and dividend income	497	647

(Loss) income before income tax expense	(505)	321

Income tax expense	(19)	(1)

Net (loss) income	(524)	320
Dividends on Series C preferred stock	(531)	(531)
Net loss available to common shareholders	$(1,055)	$(211)

Loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares
Basic and diluted	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	40	42,483	74,215	$742	$73,433	$(70,670)	$3,505
Net income	—	—	—	—	—	320	320
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2024	40	$43,014	74,215	$742	$72,902	$(70,350)	$3,294

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2024	40	42,483	74,215	$742	$72,158	$(69,892)	$3,008
Net (loss)	—	—	—	—	—	(524)	(524)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2025	40	$43,014	74,215	$742	$71,627	$(70,416)	$1,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(524)	$320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	17	(1)
Changes in operating assets and liabilities	(111)	(68)
Net cash (used in) provided by operating activities	(618)	251

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	(1,275)
Net cash used in financing activities	(1,275)	(1,275)

Net decrease in cash and cash equivalents	(1,893)	(1,024)

Cash and cash equivalents, beginning of period	46,859	47,012

Cash and cash equivalents, end of period	$44,966	$45,988

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$531	$531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiary, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where it can become an acquisition platform and potentially utilize its net operating loss carryforwards (“NOLs”) in an effort to enhance stockholder value.

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, the Company has had no clinical operations and limited corporate operations. In the last two years the Company has received only minimal payments on its licenses. The Company had a marketing agreement with Micromet AG, now part of Amgen, Inc., pursuant to which it may have been entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., was approved for the treatment of non-muscle invasive bladder cancer. That agreement has been canceled. Enzon cannot assure you that it will receive any future royalties or milestones.

Over the last few years, the Board and the Company’s management have been actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with its strategy. The Company’s management and Board have made a number of contacts and engaged in discussions with principals of individual companies and financial advisors on behalf of various individual companies, while continuing to evaluate potential transactions. Other than as disclosed in Note 14, to date, no actionable transaction has been recommended to and approved by the Board.

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016 through a service agreement with Regus Management Group, LLC.

(2)Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2024

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include legal and contractual contingencies and income taxes. Although management bases its estimates on historical experience, relevant current information and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

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

(3)Recent Accounting Pronouncements

In November 2023, Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 13 in the accompanying notes to the condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard on its financial statements but does not expect it to be material.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Company in its annual reporting on January 1, 2027. The Company does not plan to adopt this standard early. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on the Company’s disclosures.

Other recent Accounting Standards Updates issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2025 and December 31, 2024 due to their short-term nature. As of each of March 31, 2025 and December 31, 2024, the Company held cash equivalents aggregating approximately $45.0 million and $46.8 million, respectively.

(5)Supplemental Cash Flow Information

The Company made no income tax payments during each of the three-month periods ended March 31, 2025 and 2024. There were no interest payments made during either of the three-month periods ended March 31, 2025 or 2024.

(6)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the years ended December 31, 2024 and 2023, no additional royalties or recoupments related to PegIntron were reported by Merck. As such, as asserted by Merck, the Company’s recorded liability to Merck remained at $331,000 at March 31, 2025 and December 31, 2024. The Company will receive no future royalties or chargebacks from Merck.

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Professional and consulting fees	$220	$67
Other	3	5
	$223	$72

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)Loss Per Common Share (continued)

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the quarters ended March 31, 2025 and 2024 there were no common stock equivalents. There were no stock options or other equity-based incentives outstanding in either such period. Loss (Income) per common share information is as follows (in thousands, except per share amounts) for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
(Loss) Per Common Share – Basic and Diluted:
Net (loss) income	$(524)	$320
Accretion of dividends on Series C preferred stock	(531)	(531)
Net loss available to common shareholders	$(1,055)	$(211)

Weighted-average number of common shares outstanding	74,215	74,215

Basic and diluted loss per common share	$(0.01)	$(0.00)

(8)Income Taxes

During the three-month period ended March 31, 2025 the Company recorded approximately $19,000 of income tax expense. During the comparable period in 2024, the Company recorded approximately $500 of income tax expense.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a full valuation allowance is necessary due to future projected losses. Deferred tax expense of $17,000 was recorded to restore the full valuation allowance and $2,000 of state income tax was recorded during the quarter ended March 31, 2025. A deferred tax benefit of $1,000 was recorded during the quarter ended March 31, 2024 to partially reverse the valuation allowance based on projected income. State income tax expense of $2,000 was also recorded during the 2024 period. The Company may acquire businesses, entities or revenue streams that could generate sufficient income so that it can utilize its approximately $101.9 million NOL. However, the utilization of the NOLs could be limited in the future both as a result of any potential transaction that may be consummated and the expiration of such NOLs and the Company cannot provide assurance that it will be able to realize any value of its NOLs.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At March 31, 2025, the Company had federal NOLs of approximately $101.9 million, of which approximately $98.3 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $24.2 million that expire in the years 2031 through 2045. On December 31, 2025, federal NOLs of approximately $9.7 million will expire. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At March 31, 2025, the Company has federal research and development (“R&D”) credit carryforwards of approximately $9.4 million that expire in the years 2025 through 2029. On December 31, 2025, R&D credit carryforwards of approximately $624,000 will expire. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes (continued)

The Company’s ability to use the NOLs and R&D tax credit carryforwards may be limited, as they are subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. However, management of the Company believes that the Company’s NOLs will not be limited by any changes in the Company’s ownership as a result of the successful completion of the Rights Offering. (See Note 11 to the Condensed Consolidated Financial Statements.) Additionally, in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan. (See Note 10 to the Condensed Consolidated Financial Statements.) A transaction could take place that could limit the Company’s ability to use its NOLs.

The Company has not recorded a liability for unrecognized income tax benefits.

(9)Commitments and Contingent Liabilities

The Company may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

(10)Section 382 Rights Plan

In 2020, in an effort to protect stockholder value by attempting to protect against certain acquisitions of company stock (including unapproved third party initiated transactions), which could possibly limit the Company’s ability to utilize its NOL’s, the Board adopted a Section 382 rights plan. Details of that plan are disclosed in summary in the Company’s Form 10-K for December 31, 2024, as amended, and in detail in Exhibits 4.2, 4.3, 4.4 and 4.5 thereto. The Section 382 Rights Agreement has been amended to expire on June 30, 2026, unless terminated earlier pursuant to the terms of the plan.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11)Series C Preferred Stock and Rights Offering

On September 1, 2020, the Board approved a Rights Offering. As a result of the sale of all 40,000 Units, the Company received approximately $43.6 million in gross proceeds and issued shares of Series C Preferred Stock for $40 million and shares of common stock for $3.6 million. Details of the Series C Preferred Stock are disclosed in summary in the Company’s Form 10-K for December 31, 2024, as amended, and in detail in Exhibit 3.4 thereto.

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

As of March 31, 2025, the Board had not yet determined whether to declare a cash dividend at the end of 2025. Accordingly, the Company accrued an accretion at 5% for the quarter on a pro rata basis (approximately $531,000 or $13 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $43,014,000 ($1,075 per share) at March 31, 2025.

Since the redemption of the Series C Preferred Stock is contingently or optionally redeemable, unless and until the Company undertakes a change of control the Series C Preferred Stock has been classified in mezzanine equity on the Condensed Consolidated Balance Sheets.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid, short-term investments with original maturities of three months or less. These financial instruments potentially subject the Company to concentrations of credit risk. The Company maintains deposit accounts with several financial institutions. These balances are partially insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Such deposits may exceed FDIC insurance limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three-month periods ended March 31, 2025 and 2024 and the year ended December 31, 2024.

(13)Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who is also its chief financial officer. As the Company is a public company acquisition vehicle, where it can become an acquisition platform, has no operating activities and derives the majority of its income from interest, the Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. As such, the Company operates as one reportable segment. The CODM uses consolidated net income to assess financial performance and allocate resources. The significant expenses within net income are separately presented on the Company’s Condensed Consolidated Statements of Operations.

(14)Potential Transaction

On December 19, 2024, a member of the special committee of the Board of Directors of Viskase Companies, Inc. (“Viskase”) contacted the Chairman of the Board to explore interest in a potential business combination transaction involving Viskase and the Company through a negotiated merger transaction or otherwise (a “Potential Transaction”). Viskase is majority owned by Carl C. Icahn and various entities affiliated with him, who also own approximately 48.6% of Enzon’s common stock and approximately 98.2% of Enzon’s Series C Preferred Stock.

On January 7, 2025, the Board formed a special committee of independent directors (the “Special Committee”) and has delegated full authority to the Special Committee to consider, negotiate and vote upon any Potential Transaction that may be put forth by Viskase (the “Proposal”), as well as any strategic alternatives that may be put forth with regard to the Proposal. The Special Committee is comprised of independent director Randolph Read, serving as Chairman, and Stephen T. Wills, an independent director of the Company appointed on the same date.

The Special Committee is having ongoing discussions with representatives of Viskase. The Company and the Special Committee do not undertake any obligations to provide any updates with respect to the Proposal or any other transaction, except as required by applicable law or other regulatory requirements. There can be no assurance that any transaction will result from the Special Committee’s evaluation of the Proposal, or, if so, the timing, terms and conditions of such transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiary. The discussion below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Forward-Looking Information and Factors that May Affect Future Results.” The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K, as amended.

Overview

Enzon is positioned as a public company acquisition vehicle, where it can become an acquisition platform and potentially utilize its net operating loss carryforwards (“NOLs”) in an effort to enhance stockholder value.

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, the Company has had no clinical operations and limited corporate operations. In the last two years the Company has received only minimal payments on its licenses. The Company had a marketing agreement with Micromet AG, now part of Amgen, Inc., pursuant to which it may have been entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc., was approved for the treatment of non-muscle invasive bladder cancer. That agreement has been canceled. Enzon cannot assure you that it will receive any future royalties or milestones.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

In the three months ended March 31, 2025 and 2024, we earned no milestone or royalty revenues.

Interest and Dividend Income (in thousands of dollars):

	Three Months Ended March 31,
		%
	2025	Change	2024
Interest and dividend income	$497	(23)	$647

Interest and dividend income is substantially attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $43.6 million of proceeds from our rights offering (see Note 11 to our Condensed Consolidated Financial Statements). Interest and dividend income decreased by approximately $150,000, or 23%, to $497,000 for the first quarter of 2025 from $647,000 for the comparable period in 2024. The decrease in interest and dividend income is attributable to the lower rates of interest on smaller balances in the first quarter of 2025 compared to 2024.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended March 31,
		%
	2025	Change	2024
General and administrative	$1,002	207	$326

General and administrative expenses increased by approximately $676,000, or 207%, to approximately $1,002,000 for the first quarter of 2025 from approximately $326,000 for the first quarter of 2024. The increase in general and administrative expense is substantially attributable to the increase in professional fees.

Tax Expense:

The Company has recorded a full valuation allowance as of March 31, 2025 assuming no acquisition is completed or material changes in results through March 2026. Deferred tax expense of $17,000 and a deferred tax benefit of $1,000, respectively were recorded during the quarters ended March 31, 2025 and 2024. (See Note 8 to our Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 11 to our Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments. We believe that our existing cash on hand will be sufficient to fund our operations, at least, through May 2026. We expect that we will not receive any future royalty, milestone or other revenues.

While we are positioned as a public company acquisition vehicle, where we can become an acquisition platform and may more fully utilize our NOLs and enhance stockholder value, we cannot assure you that we will succeed in making acquisitions that are profitable and that will enable us to utilize our NOLs.

Cash used in operating activities represents a net loss, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2025 was approximately $618,000, as compared to cash provided by operating activities of approximately $251,000 during the comparable period in 2024. The decrease of approximately $869,000 was primarily related to the increase in general and administrative expenses, primarily, professional fees, which were approximately $1,002,000 in the first quarter of 2025, compared to approximately $326,000 during the first quarter of 2024.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $1.9 million, from $46.9 million at December 31, 2024 to $45.0 million at March 31, 2025.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2025, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of March 31, 2025 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax expense of $17,000 to restore the full valuation allowance was recorded during the quarter ended March 31, 2025 and a deferred tax benefit of $1,000 was recorded during the quarter ended March 31, 2024 to partially reverse the valuation allowance based on projected income. Based on the increase in our general and administrative expenses during the first quarter of 2025 we are projecting a tax loss through March 2026. Therefore, the Company has restored the full valuation allowances. We are positioned as a public company acquisition vehicle, where we can become an acquisition platform and may, potentially, utilize our NOLs. We may acquire businesses, entities or revenue streams that could generate sufficient income so that we can utilize our approximately $101.9 million of federal NOLs. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 11 to our, as amended Condensed Consolidated Financial Statements).

We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.

Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the risks and uncertainties set forth in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K, as amended, and the following risks and uncertainties:

●	We may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets and enhance stockholder value as a public company acquisition vehicle.
●	Our sources of revenue are limited and, as a result of our cash reserves, we expect only limited revenue and profitability for the foreseeable future.
●	Our rights to receive royalties on sales of PegIntron and sales of other drug products have expired. We currently do not anticipate any royalties from other sources, but we may acquire new sources of royalty revenues.
●	Natural disasters, pandemics, like COVID-19, or other major public health crises may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties.
●	We have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions.

●	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.
●	We largely depend on proprietary rights, which may offer only limited protection against the development of competing products.
●	We are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval.
●	The price of our common stock has been, and may continue to be, volatile.
●	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.
●	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.
●	We have adopted a Section 382 rights plan, which may discourage a corporate takeover.
●	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.
●	The terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders.
●	The interests of our significant stockholders may conflict with the interests of other stockholders.
●	If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.
●	If we experience a “Change of Control,” as defined in Certificate of Designation of the Series C Preferred Stock, the holders of the Series C Preferred Stock shall have the right, at such holder’s option, to require the Company to redeem at the Liquidation Preference then in effect all or a portion of such holder’s shares of Series C Preferred Stock, which would negatively impact our available cash.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the SEC, including in Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding. Although management is not aware of any, it is possible we may be subject to legal proceedings and claims arising as a result of the conduct of our business.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013.	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020.	(3)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020.	(4)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022.	(5)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	+

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

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 9, 2010.

(2) Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013.

(3) Current Report on Form 8-K filed August 14, 2020.

(4) Current Report on Form 8-K filed September 23, 2020.

(5) Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 9, 2025	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)