Form 10-Q
period 2025-06-30
ENZON PHARMACEUTICALS, INC.
filed 2025-08-14
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-12957

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

Shares of Common Stock outstanding as of August 6, 2025: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$44,294	$46,859
Other current assets	444	293
Total current assets	44,738	47,152
Deferred tax asset	42	17

Total assets	$44,780	$47,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	472	72
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	803	1,678

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,089 and $1,062 per share) at June 30, 2025 and December 31, 2024	43,545	42,483

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at June 30, 2025 and December 31, 2024	742	742
Additional paid-in capital	71,096	72,158
Accumulated deficit	(71,406)	(69,892)
Total stockholders’ equity	432	3,008
Total liabilities, mezzanine equity and stockholders’ equity	$44,780	$47,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Royalties and milestones, net	$—	$26	$—	$26
Total revenues	—	26	—	26

Operating expenses:
General and administrative	314	351	809	677
Transaction expenses	1,219	—	1,726	—
Total operating expenses	1,533	351	2,535	677

Operating loss	(1,533)	(325)	(2,535)	(651)
Interest and dividend income	501	605	998	1,252

(Loss) income before income tax benefit (expense)	(1,032)	280	(1,537)	601

Income tax benefit (expense)	42	(4)	23	(5)

Net (loss) income	(990)	276	(1,514)	596
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,062)	(1,062)
Net loss available to common shareholders	$(1,521)	$(255)	$(2,576)	$(466)

Loss per common share
Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	40	$42,483	74,215	$742	$73,433	$(70,670)	$3,505
Net income	—	—	—	—	—	320	320
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2024	40	43,014	74,215	$742	$72,902	$(70,350)	$3,294
Net income	—	—	—	—	—	276	276
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2024	40	$43,545	74,215	$742	$72,371	$(70,074)	$3,039

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2024	40	$42,483	74,215	$742	$72,158	$(69,892)	$3,008
Net loss	—	—	—	—	—	(524)	(524)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2025	40	43,014	74,215	$742	$71,627	$(70,416)	$1,953
Net loss	—	—	—	—	—	(990)	(990)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2025	40	$43,545	74,215	$742	$71,096	$(71,406)	$432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,514)	$596
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	(25)	3
Changes in operating assets and liabilities	249	(107)
Net cash (used in) provided by operating activities	(1,290)	492

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	(1,275)
Net cash used in financing activities	(1,275)	(1,275)

Net decrease in cash and cash equivalents	(2,565)	(783)

Cash and cash equivalents, beginning of period	46,859	47,012

Cash and cash equivalents, end of period	$44,294	$46,229

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$1,062	$1,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where it can become an acquisition platform.

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, the Company has had no clinical operations and limited corporate operations. In the last two years the Company has received only minimal payments on its licenses. The Company had a marketing agreement with Micromet AG, now part of Amgen, Inc., pursuant to which it may have been entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc. (subsequently acquired by Carisma Therapeutics, Inc.) was approved for the treatment of non-muscle invasive bladder cancer. That agreement has been canceled. Enzon cannot assure you that it will receive any future royalties or milestone payments.

Previously, over the last few years, the Board of Directors of the Company (the “Board”) and the Company’s management have been actively involved in pursuing, sourcing, reviewing and evaluating various potential acquisition transactions consistent with its strategy. Over that time period, the Company’s management and members of the Board have engaged in numerous discussions with principals of individual companies and financial advisors on behalf of various individual companies relating to potential transactions with such parties, and have regularly evaluated the Company’s strategic alternatives.

On June 20, 2025, the Board entered into an Agreement and Plan of Merger (the “Merger Ageement”). In connection with such agreement, the Company formed a wholly owned subsidiary, EPSC Acquisition Corp. (“EPSC”), a Delaware corporation. (See Note 14.) In connection with the Merger between Enzon and Viskase, Enzon intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that will contain a consent solicitation statement and prospectus. Such registration statement will include financial information regarding proposed transaction and the combined company and stockholders of Enzon are encouraged to review such information once filed.

The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016 through a service agreement with Regus Management Group, LLC.

(2)Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SCA Ventures, Inc. and EPSC. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

(2)Summary of Significant Accounting Policies (continued)

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

Reclassifications

General and administrative expenses have been reclassified from the prior quarter ended March 31, 2025 to conform to the current period’s presentation for the six months ended June 30, 2025. Such reclassifications had no effect on the Company’s prior quarter results of operations or financial position.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Recent Accounting Pronouncements (continued)

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

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at June 30, 2025 and December 31, 2024 due to their short-term nature. As of each of June 30, 2025 and December 31, 2024, the Company held cash equivalents aggregating approximately $44.2 million and $46.8 million, respectively.

(5)Supplemental Cash Flow Information

The Company made no income tax payments during each of the six-month periods ended June 30, 2025 and 2024. There were no interest payments made during either of the six-month periods ended June 30, 2025 or 2024.

(6)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Since then, no additional royalties or recoupments related to PegIntron were reported by Merck. As such, as asserted by Merck, the Company’s recorded liability to Merck remained at $331,000 at June 30, 2025 and December 31, 2024, included in accounts payable. The Company will receive no future royalties or chargebacks from Merck.

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Professional and consulting fees	$62	$67
Accrued transaction costs	406	—
Other	4	5
	$472	$72

(7)Loss Per Common Share

Basic earnings (loss) per common share (EPS) is calculated by dividing net (loss) income, less any dividends, accretion or reduction or redemption on the Company’s Series C Preferred Stock, by the weighted average number of common shares outstanding during the reported period. Restricted stock awards and restricted stock units (collectively, “nonvested shares”) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted earnings per common share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)Loss Per Common Share (continued)

For purposes of calculating diluted earnings per common share, the denominator normally includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan. During each of the quarters ended June 30, 2025 and 2024, there were no common stock equivalents. There were no stock options or other equity-based incentives outstanding in either such period. Loss per common share information is as follows (in thousands, except per share amounts) for the three months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(Loss) Income Per Common Share - Basic and Diluted:
Net (loss) income	$(990)	$276	$(1,514)	$596
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,062)	(1,062)
Net loss available to common shareholders	$(1,521)	$(255)	(2,576)	$(466)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

(8)Income Taxes

During the six-month period ended June 30, 2025, the Company recorded approximately $23,000 of income tax benefit. During the comparable period in 2024, the Company recorded approximately $5,000 of income tax expense. The income tax benefit in 2025 was mainly related to the partial reversal of the valuation allowance.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Because of the inherent uncertainties, including future interest rates and other factors, projecting long-term future performance of the Company is problematical. Accordingly, the Company is only projecting pre-tax book income through the expected closing date of the pending transaction with Viskase. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate, however, the Company does not expect them to return to the low rates of the past. Accordingly, a deferred tax benefit of $42,000 and deferred tax expense of $4,000 was recorded during the quarters ended June 30, 2025 and 2024, respectively. A deferred tax benefit of $25,000 and deferred tax expense of $3,000, respectively were recorded during the six-month periods ended June 30, 2025 and 2024.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At June 30, 2025, the Company had federal NOLs of approximately $101.2 million, of which approximately $98.1 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $23.5 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

At June 30, 2025, the Company has federal research and development (“R&D”) credit carryforwards of approximately $9.4 million that expire in the years 2025 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes (continued)

The Company’s ability to use the NOLs and R&D tax credit carryforwards may be limited, as they are subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or may otherwise expire before the Company has the opportunity to use them. On June 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” and the transactions contemplated by the Merger Agreement, the “Merger”) with EPSC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Viskase Companies, Inc., a Delaware corporation (“Viskase”), as discussed further in Note 14. The Company anticipates that the Merger will result in an “ownership change” as defined under IRC Section 382 (See Note 14 to the Condensed Consolidated Financial Statements). If an ownership change occurs upon the closing of the Merger, the Company’s ability to utilize its NOLs and R&D tax credit carryforwards would be subject to an annual limitation under IRC Section 382, which would reduce the amount of these attributes available to offset taxable income in future periods. As of the date of these financial statements, the Merger has not closed, and therefore no ownership change has occurred.

The Company has not recorded a liability for unrecognized income tax benefits.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is currently evaluating the legislation’s potential impact on its tax attributes, including net operating loss carryforwards and tax credits, and on its financial statements. However, the Company does not expect any such impact to be material.

(9)Commitments and Contingent Liabilities

The Company may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10)Section 382 Rights Plan

In 2020, in an effort to protect stockholder value by attempting to protect against certain acquisitions of company stock (including unapproved third party initiated transactions), which could possibly limit the Company’s ability to utilize its NOLs if the overall transaction was not beneficial to shareholders, the Board adopted a Section 382 rights plan (referred to as the Rights Agreement). On June 20, 2025, the Company entered into the Merger Agreement and the transactions contemplated by the Merger Agreement with Merger Sub and Viskase, as discussed further in Note 14. The Merger Agreement requires that the Rights Agreement be terminated prior to the effective time of the Merger. On August 13, 2025, Enzon entered into an amendment to the Rights Agreement to provide that the Final Expiration Date (as defined in the Rights Agreement) of the rights issued thereunder would be the close of business on September 30, 2025. Once the Rights Agreement terminates, the protections afforded by the Rights Agreement will no longer be in effect. Details of that plan are disclosed in summary in the Company’s Form 10-K for December 31, 2024, as amended, and in detail in Exhibits 4.2, 4.3, 4.4 and 4.5 thereto, and in Exhibit 4.1 hereto.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

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

As of June 30, 2025, the Board had not yet determined whether to declare a cash dividend at the end of 2025. Under the terms of the Merger Agreement, the Board cannot declare a cash dividend on the Series C Preferred Stock without the consent of Viskase. Accordingly, the Company accrued an accretion at 5% for the six months ended June 30, 2025 on a pro rata basis (approximately $1,062,000 or $27 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $43,545,000 ($1,089 per share) at June 30, 2025.

The Series C Preferred Stock is currently redeemable solely at the option of the Company. Accordingly, the Series C Preferred Stock has been classified in mezzanine equity on the Condensed Consolidated Balance Sheets. If a change of control occurs, which would occur if the Merger is consummated, the Series C Preferred Stock would also become redeemable at the option of the holder. See Note 14 for the treatment of, and actions expected to be taken with respect to, the Series C Preferred Stock in connection with the Merger.

(12)Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid, short-term investments with original maturities of three months or less. These financial instruments potentially subject the Company to concentrations of credit risk. The Company maintains deposit accounts with several financial institutions. These balances are partially insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Such deposits may exceed FDIC insurance limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the six-month periods ended June 30, 2025 and 2024 and for the year ended December 31, 2024.

(13)Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who is also its chief financial officer. As the Company is a public company acquisition vehicle, where it can become an acquisition platform, has no operating activities and derives the majority of its income from interest, the Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. As such, the Company operates as one reportable segment. The CODM uses consolidated net (loss) income to assess financial performance and allocate resources. The significant expenses within net (loss) income are separately presented on the Company’s Condensed Consolidated Statements of Operations.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(14)Merger Agreement

On June 20, 2025, the Company, Merger Sub, and Viskase entered into the Merger Agreement. Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the Merger, Merger Sub will be merged with and into Viskase, with Viskase continuing as the surviving entity following the Merger as a wholly owned subsidiary of Enzon. Following the Merger, Viskase will be converted into a limited liability company and will operate under the name “Viskase Companies, LLC”. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Following the consummation of the Merger, it is anticipated that Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.”, which will be the parent of Viskase Companies, LLC.

The Merger Agreement provides, among other things, that at the effective time of the Merger, each share of the Company’s Series C Preferred Stock, par value $0.01 per share, held by affiliates of Icahn Enterprises Holdings L.P. (“IEH”) will be required to be exchanged for the Company’s common stock at a discount to its liquidation value based upon the 20-day volume weighted average price (“VWAP”) of the Company’s common stock prior to execution of the Merger Agreement. In addition, in conjuction with and immediately preceding the Merger, pursuant to the terms of an exchange offer to be commenced by the Company, each share of Series C Preferred Stock held by non-affiliates of IEH will have the right, at the option of the holder, to be exchanged for shares of the Company’s common stock at its liquidation value based upon the 20-day VWAP of the Company’s common stock prior to execution of the Merger Agreement. This exchange feature that was added as a condition to and part of the Merger Agreement in June 2025, was accounted for as a modification and, because it is contingent on the closing of the Merger, the incremental value of the exchange feature before and after the exchange was deemed to be negligible. Accordingly, no accounting charge was recorded by the Company during the three-month period ended June 30, 2025.

Under the exchange ratio formula in the Merger Agreement and assuming that all of the shares of Series C Preferred Stock are exchanged for the Company’s common stock, upon closing of the Merger, (x) the holders of the Company’s common stock immediately prior to the closing of the Merger are expected to own approximately 2.0% of the combined company’s common stock, (y) the holders of Series C Preferred Stock are expected to own approximately 13.9% of the combined company’s common stock and (z) Viskase stockholders are expected to own approximately 84.1% of the combined company’s common stock, subject to certain adjustments based upon the number of shares of Series C Preferred Stock exchanged for the Company’s common stock by non-affiliates of IEH and the amount of cash held by the Company at the effective time of the Merger, and depending on the liquidation value of the Series C Preferred Stock at the date of closing of the Merger.

The Merger must be approved by Enzon stockholders and is subject to receipt of required regulatory approvals and satisfaction or waiver of other certain closing conditions. The Merger is expected to close before the end of the calendar year 2025.

On June 27, 2025, Enzon and Viskase filed their respective Notification and Report Forms pursuant to the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”). On July 15, 2025, the Federal Trade Commission advised the Company that the Company’s request for early termination of the waiting period under HSR was granted effective July 15, 2025.

The Merger Agreement has been unanimously recommended by the Company’s Special Committee and a Special Committee of the independent directors of Viskase and, acting upon such recommendations, has been unanimously approved by the Boards of Directors of each of the Company and Viskase.

The foregoing summary is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8 - K (File No. 000 - 12957) filed with the SEC on June 20, 2025 and is incorporated herein by reference.

In connection with the Merger, between Enzon and Viskase, Enzon intends to file a registration statement on Form S-4 with the SEC that will contain a consent solicitation statement and prospectus. Such registration statement will include financial information regarding the proposed transaction and the combined company and stockholders of Enzon are encouraged to review such information once filed.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(15)Subsequent Events

As noted above, on July 15, 2025, the Federal Trade Commission advised the Company that the Company’s request for early termination of the waiting period under HSR relating to the Merger was granted effective July 15, 2025.

On August 11, 2025, the Company was notified by the OTCQX Markets Group (the “OTCQX”), the marketplace for the over-the-counter trading of its stock, that it no longer met the standards for continued qualification for the OTCQX, in that its stock bid price had fallen below $0.10 per share for 30 consecutive calendar days. On August 12, 2025, the Company began trading on the OTCQB Market.

As noted above, on August 13, 2025, Enzon entered into an amendment to the Rights Agreement to provide that the Final Expiration Date (as defined in the Rights Agreement) of the rights issued thereunder would be the close of business on September 30, 2025. Once the Rights Agreement terminates, the protections afforded by the Rights Agreement will no longer be in effect. Details of that plan are disclosed in summary in the Company’s Form 10-K for December 31, 2024, as amended, and in detail in Exhibits 4.2, 4.3, 4.4 and 4.5 thereto, and in Exhibit 4.1 hereto.

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

Overview

Enzon (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle, where it can become an acquisition platform.

Historically, the Company had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, the Company has had no clinical operations and limited corporate operations. In the last two years the Company has received only minimal payments on its licenses. The Company had a marketing agreement with Micromet AG, now part of Amgen, Inc., pursuant to which it may have been entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc. (subsequently acquired by Carisma Therapeutics, Inc.), was approved for the treatment of non-muscle invasive bladder cancer. That agreement has been canceled. Enzon cannot assure you that it will receive any future royalties or milestones.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Acquisition Activities

On June 20, 2025, the Company, EPSC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ours (“Merger Sub”), and Viskase Companies, Inc. (“Viskase”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into Viskase, with Viskase as the surviving entity following the merger as a wholly owned subsidiary of Enzon (the “Merger”) The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Following the consummation of the Merger, it is anticipated that Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.” The Merger Agreement provides, among other things, that at the effective time of the Merger, each share of the Company’s Series C Preferred Stock, par value $0.01 per share, held by affiliates of IEH will be required to be exchanged for the Company’s common stock at a discount to its liquidation value based upon the 20-day volume weighted average price (“VWAP”) of the Company’s common stock prior to execution of the Merger Agreement. In addition, pursuant to the terms of an exchange offer to be commenced by the Company, each share of Series C Preferred Stock held by non-affiliates of IEH will have the right, at the option of the holder, to be exchanged for shares of the Company’s common stock at its liquidation value based upon the 20-day VWAP of the Company’s common stock prior to execution of the Merger Agreement. The Company expects the Merger to close by the end of 2025.

In connection with the Merger, we intend to file a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that will contain a consent solicitation statement and prospectus. Such registration statement will include financial information regarding the proposed transaction and the combined company and stockholders of Enzon are encouraged to review such information once filed.

Results of Operations

Revenues:

Royalties and Milestone Revenues

In the three and six-month periods ended June 30, 2025, we had no revenue from royalties and milestones. In both the three and six-months periods ended June 30, 2024, we earned approximately $26,000 in royalties and milestones.

Interest and Dividend Income (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2025	Change	2024	2025	Change	2024
Interest and dividend income	$501	(17)%	$605	$998	(20)%	$1,252

Interest and dividend income is attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $43.6 million of proceeds from our rights offering (See Note 11 to our Condensed Consolidated Financial Statements) and other cash and cash equivalents. Interest and dividend income decreased by approximately $104,000, or 17%, to $501,000 for the three months ended June 30, 2025 from $605,000 for the comparable period in 2024. The decrease in interest and dividend income is attributable to the reduced cash and cash equivalent balances and lower rates of interest in the 2025 period compared to the same period in 2024.

Interest and dividend income decreased by approximately $254,000, or 20%, to $998,000 for the six months ended June 30, 2025 from $1,252,000 for the six months ended June 30, 2024. The decrease in interest and dividend income is primarily attributable to the reduced cash and cash equivalent balances and lower interest rates in 2025 period compared to the same period in 2024.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2025	Change	2024	2025	Change	2024
General and administrative	$314	(11)%	$351	$809	19%	$677

General and administrative expenses, decreased by approximately $37,000, or 11%, to approximately $314,000 for the three months ended June 30, 2025 from $351,000 for the three months ended June 30, 2024. General and administrative expenses remained substantially consistent in the current quarter compared with the same quarter in 2024.

General and administrative expenses increased by approximately $132,000, or 19%, to approximately $809,000 for the six months ended June 30, 2025 from approximately $677,000 for the first six months of 2024. The increase in general and administrative expense is substantially attributable to an increase in professional and consulting fees.

Transaction expenses:

Transaction expenses incurred in connection with the Merger were approximately $1,219,000 and $1,726,000, respectively, for the three and six-month periods ended June 30, 2025. These expenses were, primarily, for legal, consulting and professional fees. There were no comparable amounts during the corresponding periods in 2024. (See Note 14 to our Condensed Consolidated Financial Statements).

Tax Expense:

Assuming no acquisition is completed or material changes in results through June 2025, the Company has partially reversed the valuation allowances as of June 30, 2025. A deferred tax benefit of $25,000 and deferred tax expense of $3,000, respectively, were recorded during the six-month periods ended June 30, 2025 and 2024. In the three-month periods ended June 30, 2025 and 2024, a deferred tax benefit of $42,000 and deferred tax expense of $4,000, respectively, were recorded. (See Note 8 to the Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the approximately $43.6 million of gross proceeds from our Rights Offering and the interest earned on that amount. (See Note 11 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive fees, royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from our few remaining licensed patents. We believe that our existing cash and cash equivalents on hand will be sufficient to fund our operations, at least, through August 2026. Our future royalty revenues are expected to be de minimis over the foreseeable future and we cannot assure you that we will receive any royalty, milestone or other revenues.

We have entered into the Merger Agreement with Viskase for an all-stock transaction with an anticipated closing by the end of the fiscal year. Should the Merger not successfully close, we will continue to be positioned as a public company acquisition vehicle.

Cash used in operating activities, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities, during the six months ended June 30, 2025 was approximately $1,290,000, as compared to cash provided by operating activities of approximately $492,000 during the comparable period in 2024. The decrease of approximately $1,782,000 was primarily attributable to the transaction costs of approximately $1,726,000 in the 2025 period related to the Merger for which there was no corresponding amount in 2024 and the decrease in interest and dividend income of approximately $254,000, decreasing to approximately $998,000 during the six months ended June 30, 2025, from approximately $1,252,000 during the comparable period in 2024.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock in each of the periods.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $2,565,000 from approximately $46,859,000 at December 31, 2024 to approximately $44,294,000 at June 30, 2025.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2025, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2025 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2025, we believe, based on our projections, that a partial reversal of the valuation allowance is necessary. Interest rates may fluctuate throughout 2025, however, they are not expected to return to low rates of the past creating a projected taxable income position. Therefore, the Company will partially reverse the valuation allowances. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 11 to the Condensed Consolidated Financial Statements). Assuming the Merger is consummated, the Company expects that it will be unable to to fully utilize its NOLs. We would be subject to an annual limitation under IRC Section 382, which would reduce the amount of the NOLs available to offset taxable income in future periods.

We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding the Merger involving Enzon and Viskase, the ability to consummate the Merger, and the ability to quote the common stock of the combined company on the “OTCQB” tier of the OTC Markets Group, Inc. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

●	the risk that the conditions to the closing of the Merger are not satisfied, including the failure to obtain the necessary approvals for the proposed transaction;
●	uncertainties as to the timing of the consummation of the Merger, including timing for satisfaction of the closing conditions, and the ability of each of Enzon and Viskase to consummate the proposed transaction;
●	the possibility that other anticipated benefits of the proposed transaction will not be realized, including without limitation, cost reductions, anticipated revenues, expenses, earnings and other financial results, and growth and expansion of the combined company’s operations, and the anticipated tax treatment of the combination;
●	we may experience possible disruptions from the Merger that could harm our business or the business anticipated to be conducted by the combined company following the Merger;
●	certain restrictions during the pendency of the Merger may impact our ability to pursue certain business opportunities or strategic transactions;
●	we may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets and enhance stockholder value as a public company acquisition vehicle and, assuming that the Merger is consummated, we anticipate the Company’s NOL utilization will be limited by Section 382 of the Internal Revenue Code of 1986, as amended (26 U.S.C. §382);
●	our sources of revenue are limited and, as a result of the interest on our cash reserves, we expect only limited revenue and profitability for the foreseeable future;

●	our rights to receive royalties on sales of PegIntron and sales of other drug products have expired. We currently do not anticipate any royalties from other sources;
●	natural disasters, pandemics, like COVID-19, or other major public health crises may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties, if any;
●	we have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions;
●	we may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims;
●	we largely depend on proprietary rights, which may offer only limited protection against the development of competing products;
●	we are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval;
●	the price of our common stock has been, and may continue to be, volatile, including after the consummation of the Merger;
●	our common stock is quoted on the OTCQB market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited, including after consummation of the Merger;
●	the declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations;
●	while we have adopted a Section 382 rights plan, which may discourage a corporate takeover, the Merger Agreement requires that we terminate the Section 382 rights plan before consummating the Merger;
●	anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders;
●	the terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders;
●	the interests of our significant stockholders may conflict with the interests of other stockholders;
●	if the Merger is consummated or we otherwise experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits;
●	if the Merger is consummated or we otherwise experience a “Change of Control,” as defined in Certificate of Designation of the Series C Preferred Stock, the holders of the Series C Preferred Stock (other than IEH and its affiliates) shall have the right, at such holder’s option, to require the Company to redeem at the Liquidation Preference then in effect all or a portion of such holder’s shares of Series C Preferred Stock, which would negatively impact our available cash;
●	if we terminate the Merger Agreement or the termination date passes and the Merger has not been effected, it may cause us to incur substantial costs and could otherwise adversely affect our business, financial results and operations; and

●	the Merger Agreement we entered into with Viskase is subject to numerous closing conditions and the Merger may not close as currently structured in the Merger Agreement, or at all.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the SEC, including in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, in the registration statement on Form S-4 that will be filed in connection with the Merger, and in Item 1A “Risk Factors” below. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the conditions to the Merger will be satisfied or that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and, except as required by applicable law, we undertake no duty to review or update this information or to make any other forward looking-statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs, and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business.

Other than as set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024.

Risks Related to the Merger and the Merger Agreement

The Merger is expected to trigger an ownership change under Section 382 of the Code, which will materially limit our ability to use our NOLs and could therefore materially increase our tax liability and harm the value of your investment from a tax viewpoint.

We expect that the completion of the Merger will result in an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when the percentage of a corporation’s stock owned by “5-percent stockholders” (as defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage owned by such stockholders during the applicable testing period. Under the Merger Agreement entered into on June 20, 2025, the holders of Viskase common stock are expected to own approximately 84.1% of the combined company’s outstanding common stock following the Merger (which is subject to adjustment in certain circumstances). Based on this significant ownership shift, we anticipate that the Merger will cause the combined company to undergo an ownership change for purposes of Section 382.

An ownership change under Section 382 will impose a strict annual limitation on the amount of our net operating loss carryforwards (“NOLs”) and certain other tax attributes that can be used to offset future taxable income. This limitation is likely to prevent us from fully utilizing these tax assets before they expire, regardless of whether the combined company generates sufficient taxable income in the future. As a result, a substantial portion—and potentially the majority of—our NOLs may become permanently unusable. This would directly increase the combined company’s U.S. federal income tax liability in future years to the extent there is taxable income in those years.

Historically, we have not been able to use our NOLs because we have had minimal or no taxable income. However, the restrictions imposed by Section 382 could materially reduce or eliminate the future benefit of these assets following the Merger, even if we become profitable after the Merger. The loss of these tax benefits could be significant, and there can be no assurance that subsequent ownership changes—whether through additional equity issuances, strategic transactions, or other events—would not impose further, compounding limitations on our ability to use our NOLs. In addition, similar rules under state and foreign tax laws could further limit our ability to utilize NOLs and other tax attributes.

We had previously adopted a Rights Agreement specifically designed to reduce the risk of an ownership change that would limit our ability to use NOLs. The Merger Agreement, however, requires that this Rights Agreement be terminated before the Merger becomes effective. Accordingly, on August 13, 2025, we amended the Rights Agreement to set the Final Expiration Date as the close of business on September 30, 2025. Once the Rights Agreement terminates, we will have no similar protections in place.

Accordingly, even if the combined company achieves profitability after the Merger, we may be unable to use a material portion of our NOLs and other tax attributes, resulting in materially higher cash tax obligations for the combined company. This could adversely affect the combined company’s financial condition, results of operations, and cash flows.

Our stockholders (other than Carl Icahn, IEH and their respective affiliates) will experience immediate dilution as a consequence of the issuance of shares of our common stock in connection with the Merger. Having a minority share position will reduce the influence that our current stockholders (other than Carl Icahn, IEH and their respective affiliates) have on the management of the combined company following the Merger.

It is anticipated that, upon completion of the Merger and without giving effect to the exchange of the Company’s Series C Preferred Stock into shares of the Company’s common stock in full, (i) the holders of the Company’s common stock immediately prior to the closing of the Merger are expected to own approximately 2.0% of the Company’s common stock, (ii) the holders of the Company’s Series C Preferred Stock are expected to own approximately 13.9% of the Company’s common stock and (iii) Viskase stockholders are expected to own approximately 84.1% of the Company’s common stock, subject to certain adjustments based upon the number of shares of the Company’s Series C Preferred Stock exchanged for the Company’s common stock by non-affiliates of IEH, and depending on the liquidation value of the Company’s Series C Preferred Stock at the closing of the Merger. If the actual facts differ from any of the foregoing assumptions, which is likely, the percentage ownership retained by the Company’s current stockholders in the combined company will differ.

Upon completion of the Merger, the issuance of the Company’s common stock in connection with the Merger and the other transactions contemplated by the Merger Agreeement will result in significant dilution of the ownership and voting interests of the Company’s current stockholders (other than Carl Icahn, IEH and their respective affiliates), as described above. As a result,the

Company’s current stockholders (other than Carl Icahn, IEH and their respective affiliates) will experience a significant reduction in their relative influence over the Company following the Merger, which, following the Merger, will encompass the combined businesses of Enzon and Viskase.

Carl C. Icahn, IEH and their respective affiliates will exert significant influence on the Company after the Merger and non-IEH stockholders will have limited governance rights.

Upon completion of the Merger, the Company expects that IEH and its affiliates will hold a substantial majority of the voting power of the combined company. As of August 12, 2025, the Company believes that IEH, through its control of its affiliates, beneficially owned approximately (i) 48.6% of the issued and outstanding shares of the Company’s common stock, (ii) 98.2% of the issued and outstanding shares of the Company’s Series C Preferred Stock and (iii) 90.2% of the issued and outstanding shares of Viskase’s common stock. Mr. Icahn is the controlling stockholder and chairman of the board of the general partner of IEH. Because of their substantial ownership and voting power, Mr. Icahn, IEH and their respective affiliates may exert significant influence over the management and strategic direction of the combined company following the Merger. This concentration of ownership may also discourage or prevent a third party from seeking to acquire control of the combined company, even if such a transaction might be beneficial to other stockholders. As a result, the interests of Mr. Icahn, IEH and their respective affiliates may not always align with the interests of Enzon or its other stockholders.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. As is typical for transactions like the Merger, the Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly facilitate or encourage (including by way of furnishing non-public information) the submission of inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an offer regarding a potential alternative transaction to the Merger from a third party. The Merger Agreement also provides that our Board of Directors and the Special Committee of our Board of Directors may only change their recommendation that the Enzon stockholders approve the Merger in certain limited circumstances. In the event that a third party makes a superior offer to the transaction with Viskase, the Board of Directors and the Special Committee of our Board of Directors may change their recommendation, and the Company may be required to pay Viskase a termination fee of $1,000,000 in connection with such change of recommendation and termination of the Merger Agreement. In addition, the significant ownership by Mr. Icahn, IEH and their respective affiliates of our common stock and our Series C Preferred Stock may hinder a third party from making a proposal or offer for the Company.

We will incur direct and indirect costs as a result of the Merger.

We expect to incur significant non-recurring costs in connection with the Merger and the integration of our business with Viskase’s business. These costs may include legal, financial advisory, accounting, consulting and other professional fees, as well as regulatory filing fees and other transaction-related expenses. Whether or not the Merger is consummated, we will incur substantial expenses in connection with the transaction, which may adversely affect our financial condition and results of operations of the Company.

If the Merger is not completed, the business, financial results and stock prices of Enzon and Viskase could be adversely affected.

The Merger is subject to a number of conditions, and there can be no assurance that it will be completed. If the Merger is not consummated for any reason, our ongoing business may be adversely affected. In addition, we will be subject to a number of risks, including, among others:

●	the obligation to pay a termination fee to the other party under certain circumstances, as provided in the Merger Agreement;
●	the incurrence of significant transaction-related costs, including legal, accounting, financial advisory and regulatory filing fees;
●	potential declines in the market prices of the Company’s common stock to the extent that such prices reflect a market assumption that the Merger will be completed;

●	negative reactions from the financial markets; and
●	potential litigation related to the Merger (whether or not the Merger is completed) or to any failure to complete the Merger or to enforcement proceedings to perform the parties’ respective obligations under the Merger Agreement.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially adversely affect their businesses, financial results or stock prices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In connection with the transactions contemplated by the Merger Agreement, on August 13, 2025, Enzon entered into the Fourth Amendment to the Section 382 Rights Agreement (the “Fourth Amendment”), which amends the Section 382 Rights Agreement, dated as of August 14, 2020 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent, to provide that the Final Expiration Date (as defined in the Rights Agreement) would be changed to the close of business on September 30, 2025. Effective June 2, 2021, the Company entered into the First Amendment to the Rights Agreement (the “First Amendment”) to extend the Final Expiration Date (as defined in the Rights Agreement) of the rights issued pursuant to the Rights Agreement from the close of business on August 13, 2021 to the close of business on June 2, 2024. Effective May 16, 2024, the Company entered into the Second Amendment to the Rights Agreement (the “Second Amendment”) to extend the Final Expiration Date of the rights issued pursuant to the Rights Agreement from the close of business on June 2, 2024 to the close of business on March 31, 2025. On March 31, 2025, the Company entered into the Third Amendment to the Rights Agreement (the “Third Amendment”), which extended the Final Expiration Date of the rights issued pursuant to the Rights Agreement from the close of business on March 31, 2025 to the close of business on June 30, 2026. As noted above, on August 13, 2025, Enzon entered into an amendment to the Section 382 Rights Agreement to provide that the Final Expiration Date of the rights issued thereunder would be changed to the close of business on September 30, 2025, as the Merger Agreement requires that Enzon terminate the Rights Agreement prior to the closing of the Merger.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Rights Agreement, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) as Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2020, the First Amendment, which was filed with the SEC as Exhibit 4.1 to the Current Report on Form 8-K filed on June 8, 2021, the Second Amendment, which was filed with the SEC as Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2024, the Third Amendment, a copy of which is attached as Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2025 and the Fourth Amendment, a copy of which is attached as Exhibit 4.1 hereto and incorporated herein by reference.

During the three-month period ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
2.1**	Agreement and Plan of Merger, dated as of June 20, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp. and Viskase Companies, Inc.	1
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	2
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013.	3
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020.	4
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020.	5
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022.	6
4.1	Fourth Amendment to the Section 382 Rights Agreement, dated as of August 13, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	+
10.1	Support Agreement, dated as of June 20, 2025, by and between Icahn Enterprises Holdings L.P. and certain of its affiliates, Enzon Pharmaceuticals, Inc. and Viskase Companies, Inc.	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+

+      Filed herewith.

*      This certification is not deemed filed by the Commission and is not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed June 23, 2025.
(2)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 9, 2010.
(3)	Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013.
(4)	Current Report on Form 8-K filed August 14, 2020.
(5)	Current Report on Form 8-K filed September 23, 2020.
(6)	Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 14, 2025	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)