Form 10-Q
period 2025-09-30
ENZON PHARMACEUTICALS, INC.
filed 2025-11-12
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Shares of Common Stock outstanding as of November 4, 2025: 74,214,603

ENZON PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,256	$46,859
Other current assets	411	293
Total current assets	43,667	47,152
Deferred tax asset	26	17

Total assets	$43,693	$47,169

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	209	72
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	540	1,678

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,102 and $1,062 per share) at September 30, 2025 and December 31, 2024	44,076	42,483

Stockholders’ (deficit) equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at September 30, 2025 and December 31, 2024	742	742
Additional paid-in capital	70,565	72,158
Accumulated deficit	(72,230)	(69,892)
Total stockholders’ (deficit) equity	(923)	3,008
Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$43,693	$47,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Royalties and milestones, net	$—	$—	$—	$26
Total revenues	—	—	—	26

Operating expenses:
General and administrative	229	351	1,038	1,028
Transaction expenses	1,075	—	2,801	—
Total operating expenses	1,304	351	3,839	1,028

Operating loss	(1,304)	(351)	(3,839)	(1,002)
Interest and dividend income	496	654	1,494	1,906

(Loss) income before income (expense) benefit	(808)	303	(2,345)	904

Income tax (expense) benefit	(16)	(49)	7	(54)

Net (loss) income	(824)	254	(2,338)	850
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,593)	(1,593)
Net loss available to common shareholders	$(1,355)	$(277)	$(3,931)	$(743)

Loss per common share
Basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Weighted-average number of shares – basic	74,215	74,215	74,215	74,215
Weighted-average number of shares – diluted	74,215	74,215	74,215	74,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	40	$42,483	74,215	$742	$73,433	$(70,670)	$3,505
Net income	—	—	—	—	—	320	320
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2024	40	43,014	74,215	742	72,902	(70,350)	3,294
Net income	—	—	—	—	—	276	276
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2024	40	43,545	74,215	742	72,371	(70,074)	3,039
Net income	—	—	—	—	—	254	254
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, September 30, 2024	40	$44,076	74,215	$742	$71,840	$(69,820)	$2,762

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2024	40	$42,483	74,215	$742	$72,158	$(69,892)	$3,008
Net loss	—	—	—	—	—	(524)	(524)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, March 31, 2025	40	43,014	74,215	742	71,627	(70,416)	1,953
Net loss	—	—	—	—	—	(990)	(990)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, June 30, 2025	40	43,545	74,215	742	71,096	(71,406)	432
Net loss	—	—	—	—	—	(824)	(824)
Preferred stock dividend accretion	—	531	—	—	(531)	—	(531)
Balance, September 30, 2025	40	$44,076	74,215	$742	$70,565	$(72,230)	$(923)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,338)	$850
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	(9)	53
Changes in operating assets and liabilities	19	(7)
Net cash (used in) provided by operating activities	(2,328)	896

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	(1,275)
Net cash used in financing activities	(1,275)	(1,275)

Net decrease in cash and cash equivalents	(3,603)	(379)

Cash and cash equivalents, beginning of period	46,859	47,012

Cash and cash equivalents, end of period	$43,256	$46,633

Non-cash financing activities:
Accretion of dividend for Series C Preferred Stock	$1,593	$1,593

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

On June 20, 2025, the Board entered into an Agreement and Plan of Merger, which was amended on October 24, 2025 (as amended, the “Merger Agreement”), pursuant to which Enzon plans to merge its wholly owned subsidiary, EPSC Acquisition Corp. (“EPSC”), with and into Viskase Companies, Inc. (“Viskase”), with Viskase continuing as the surviving entity following the merger (the “Merger”) (See Note 14). Enzon intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that will contain a consent solicitation statement and prospectus relating to the transactions contemplated by the Merger Agreement, including the Merger. Such registration statement will include financial information regarding proposed transaction and the combined company and stockholders of Enzon are encouraged to review such information once filed.

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

Reclassifications

General and administrative expenses have been reclassified from the prior quarter ended March 31, 2025 to conform to the current period’s presentation for the nine months ended September 30, 2025. Such reclassifications had no effect on the Company’s prior quarter results of operations or financial position.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard on its financial statements but does not expect it to be material.

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

(4)Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at September 30, 2025 and December 31, 2024 due to their short-term nature. As of each of September 30, 2025 and December 31, 2024, the Company held cash equivalents aggregating approximately $43.2 million and $46.8 million, respectively.

(5)Supplemental Cash Flow Information

The Company made no income tax payments during each of the nine-month periods ended September 30, 2025 and 2024. There were no interest payments made during either of the nine-month periods ended September 30, 2025 or 2024.

(6)Accounts Payable and Accrued Expenses

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2022, we recorded a liability to Merck of approximately $331,000, based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. Since then, no additional royalties or recoupments related to PegIntron were reported by Merck. As such, as asserted by Merck, the Company’s recorded liability to Merck remained at $331,000 at September 30, 2025 and December 31, 2024, included in accounts payable. The Company will receive no future royalties or chargebacks from Merck.

Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Professional and consulting fees	$67	$67
Accrued transaction costs	128	—
Other	14	5
	$209	$72

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)Loss Per Common Share

Basic and diluted earnings (loss) per common share (EPS) is calculated by dividing net (loss) income, less any dividends, accretion or reduction or redemption on the Company’s Series C Preferred Stock, by the weighted average number of common shares outstanding during the reported period. There are no restricted stock awards, stock options and/or any shares issuable under the employee stock purchase plan. During each of the quarters ended September 30, 2025 and 2024, there were no common stock equivalents. Nor are there any other equity-based incentives outstanding during any of the periods reported hereunder, and accordingly, basic and diluted EPS are the same throughout. Loss per common share information is as follows (in thousands, except per share amounts) for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(Loss) Income Per Common Share - Basic and Diluted:
Net (loss) income	$(824)	$254	$(2,338)	$850
Accretion of dividend on Series C preferred stock	(531)	(531)	(1,593)	(1,593)
Net loss available to common shareholders	$(1,355)	$(277)	(3,931)	$(743)

Weighted-average number of common shares outstanding	74,215	74,215	74,215	74,215

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.05)	$(0.01)

(8)Income Taxes

Income Taxes

During the nine-month period ended September 30, 2025 the Company recorded approximately $7,000 of income tax benefit. During the comparable period in 2024, the Company recorded approximately $54,000 of income tax expense. The income tax benefit in 2025 was mainly related to the partial reversal of the valuation allowance.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Because of the inherent uncertainties, including future interest rates and other factors, including, but not limited to, if the Merger will close, projecting long-term future performance of the Company is problematic. Accordingly, the Company is only projecting pre-tax book income through the expected closing date of the pending transaction with Viskase. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a partial reversal of the valuation allowance is necessary. Accordingly, deferred tax expense of $16,000 and deferred tax expense of $50,000 was recorded during the quarters ended September 30, 2025 and 2024, respectively. A deferred tax benefit of $9,000 and deferred tax expense of $53,000, respectively were recorded during the nine-month periods ended September 30, 2025 and 2024.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate.

At September 30, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $101 million, of which approximately $97.8 million will expire in the years 2025 through 2036, and New Jersey state NOLs of approximately $23.2 million that expire in the years 2031 through 2042. Under the Tax Cuts and Jobs Act, net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)Income Taxes (continued)

At September 30, 2025, the Company has federal research and development (“R&D”) credit carryforwards of approximately $9.4 million that expire in the years 2025 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

The Company’s ability to use the NOLs and R&D tax credit carryforwards may be limited, as they are subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended (“Section 382”), or may otherwise expire before the Company has the opportunity to use them. In an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan. (See Note 10 to the Condensed Consolidated Financial Statements.)

The Company has not recorded a liability for unrecognized income tax benefits.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company accounted for the tax effects of the legislation, including NOLs and tax credits, in the period of enactment, which is the third quarter of 2025, and concluded that the impact was not material.

(9)Commitments and Contingent Liabilities

The Company may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10)Section 382 Rights Plan

In 2020, in an effort to protect against certain acquisitions of the Company’s common stock (including unapproved third party initiated transactions), which could possibly limit the Company’s ability to utilize its NOLs if the overall transaction was not beneficial to shareholders, the Board adopted a Section 382 rights plan (referred to as the Rights Agreement). As noted above, the Company entered into the Merger Agreement, which requires that the Rights Agreement be terminated prior to the effective time of the Merger. On August 13, 2025, Enzon entered into an amendment to the Rights Agreement to provide that the Final Expiration Date (as defined in the Rights Agreement) of the rights issued thereunder would be the close of business on September 30, 2025. On September 30, 2025, Enzon entered into an amendment to the Rights Agreement to provide that the Final Expiration Date (as defined in the Rights Agreement) of the rights issued thereunder would be the close of business on December 31, 2025. If the Merger has not closed by December 31, 2025, Enzon may seek to further extend the Final Expiration Date under the Rights Agreement. Once the Rights Agreement terminates, the protections afforded by the Rights Agreement will no longer be in effect. Details of that plan are disclosed in summary in the Company’s Form 10-K for December 31, 2024, as amended, and in detail in Exhibits 4.2, 4.3, 4.4 and 4.5 thereto, and in Exhibit 4.1 and 4.2 hereto.

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

As of September 30, 2025, the Board had not yet determined whether to declare a cash dividend at the end of 2025. Under the terms of the Merger Agreement, the Board cannot declare a cash dividend on the Series C Preferred Stock without the consent of Viskase. Accordingly, the Company accrued an accretion at 5% for the nine months ended September 30, 2025 on a pro rata basis (approximately $1,593,000 or $40 per share) and, as a result, the liquidation value of the Series C Preferred Stock was approximately $44,076,000 ($1,102 per share) at September 30, 2025.

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

(12)Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid, short-term investments with original maturities of three months or less. These financial instruments potentially subject the Company to concentrations of credit risk. The Company maintains deposit accounts with several financial institutions. These balances are partially insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Such deposits may exceed FDIC insurance limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the nine-month periods ended September 30, 2025 and 2024 and for the year ended December 31, 2024.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(14)Merger Agreement

On June 20, 2025, the Company, EPSC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Viskase entered into the Merger Agreement, which was amended on October 24, 2025 by the First Amendment to the Merger Agreement (the “Merger Agreement Amendment”). Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the Merger, Merger Sub will be merged with and into Viskase, with Viskase continuing as the surviving entity following the Merger as a wholly owned subsidiary of Enzon (the “Merger”). Following the Merger, Viskase will be converted into a limited liability company and will operate under the name “Viskase Companies, LLC.” The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Following the consummation of the Merger, it is anticipated that Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.,” which will be the parent of Viskase Companies, LLC. Following consummation of the Merger, it is anticipated that Enzon’s current stockholders, including holders of Enzon’s Series C Preferred Stock, will hold approximately 45% of the outstanding shares of Enzon’s common stock following the Merger, and Viskase’s current stockholders will hold approximately 55% of the outstanding shares of Enzon’s common stock following the Merger.

On October 24, 2025, the Company and Viskase announced that they entered into the Merger Agreement Amendment, which was entered into to reflect recent developments in the operations of Viskase during the past several months and its expected operations in the near term.

Pursuant to the terms of the Merger Agreement Amendment, the parties agreed, among other things, to:

●	adjust the exchange ratio as calculated under the Merger Agreement for the exchange of each share of common stock, par value $0.01 per share, of Viskase, issued and outstanding immediately prior to the Merger into shares of the common stock of Enzon, such that current Viskase stockholders will own 55% of the combined company following the Merger;

●	adjust the exchange ratio for the exchange of each share of Enzon’s Series C Preferred Stock, for shares of Enzon’s common stock to be based upon the Volume Weighted Average Closing Price of the Company’s common stock for the twenty trading days prior to execution of the Merger Agreement Amendment (the “20-Day VWAP”);

●	reduce the minimum amount of cash that Enzon is required to have at the closing of the Merger;

●	determine that Enzon would effect a 1-for-100 reverse stock split with respect to all shares of Enzon’s common stock prior to the effective time of the Merger; and

●	extend the date on which either party may terminate the Merger Agreement if the Merger has not yet occurred from 11:59 p.m., Eastern Time, on December 31, 2025, to 11:59 p.m., Eastern Time, on March 31, 2026.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(14)Merger Agreement (continued)

In connection with the execution and delivery of the Merger Agreement Amendment, Icahn Enterprises Holdings L.P., a Delaware limited partnership (“IEH”) and certain of its affiliates entered into an amendment to the Support Agreement (the “Support Agreement Amendment”) that was previously entered into between the Company, IEH and Viskase in connection with the execution of the Merger Agreement (the “Support Agreement”). Pursuant to the terms of the Support Agreement (as amended by the Support Agreement Amendment), IEH agreed to, among other things, (i) deliver or cause the delivery of written consents with respect to all of the issued and outstanding shares of Enzon’s common stock held by IEH and its affiliates approving the Merger and the amendment to Enzon’s certificate of incorporation, and (ii) exchange all of the shares of Series C Preferred Stock held by IEH and its affiliates for the Company’s common stock prior to the consummation of the Merger, based on the full liquidation preference of such shares of Series C Preferred Stock and the 20-Day VWAP of the Company’s common stock.

The Company believes that the Merger pursuant to the terms of the Merger Agreement, as amended by the Merger Agreement Amendment, should not limit its NOL carryforwards and other tax attributes under Section 382 of the IRC. However, the Section 382 rules are complex and there is no assurance that the Company’s view is correct. If such an ownership change is found to have occurred, the amount of the combined company’s taxable income that could be offset by the Company’s pre-ownership change NOL carryforwards and other tax attributes would be severely limited.

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

Each of the Merger Agreement and the Merger Agreement Amendment was unanimously recommended by the Company’s Special Committee and, acting upon such recommendations, was unanimously approved by the Board.

The foregoing summary is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2025, and the Merger Agreement Amendment, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2025, each of which is incorporated herein by reference.

In connection with the Merger, Enzon intends to file a registration statement on Form S-4 with the SEC that will contain a consent solicitation statement and prospectus. Such registration statement will include financial information regarding the proposed transaction and the combined company and stockholders of Enzon are encouraged to review such information once filed.

(15)Common Stock and Trading Market

On August 11, 2025, the Company was notified by the OTCQX Markets Group (the “OTCQX”), the marketplace for the over-the-counter trading of its stock, that it no longer met the standards for continued qualification for the OTCQX, in that its stock bid price had fallen below $0.10 per share for 30 consecutive calendar days. On August 12, 2025, the Company began trading on the OTCQB Market.

(16)Subsequent Events

On October 24, 2025, the Company and Viskase entered into the Merger Agreement Amendment as more fully discussed above in Note 14.

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

Historically, Enzon had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, we have had no clinical operations and limited corporate operations. In the last two years the Company has received only minimal payments on our licenses. We had a marketing agreement with Micromet AG, now part of Amgen, Inc., pursuant to which we may have been entitled to certain milestone and royalty payments if Vicineum, a drug that was being developed by Sesen, Inc. (subsequently acquired by Carisma Therapeutics, Inc.), was approved for the treatment of non-muscle invasive bladder cancer. That agreement has been canceled. Enzon cannot assure you that it will receive any future royalties or milestones.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Acquisition Activities

On June 20, 2025, the Company, EPSC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ours (“Merger Sub”), and Viskase Companies, Inc. (“Viskase”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was amended on October 24, 2025 (the “Merger Agreement Amendment”). Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into Viskase, with Viskase as the surviving entity following the merger as a wholly owned subsidiary of Enzon (the “Merger”) The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Following the consummation of the Merger, it is anticipated that Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.” Following consummation of the Merger, it is anticipated that Enzon’s current stockholders, including holders of Enzon’s Series C Preferred Stock, will hold approximately 45% of the outstanding shares of Enzon’s common stock following the Merger, and Viskase’s current stockholders will hold approximately 55% of the outstanding shares of Enzon’s common stock following the Merger.

On October 24, 2025, the Company and Viskase announced that they entered into the Merger Agreement Amendment, which was entered into to reflect recent developments in the operations of Viskase during the past several months and its expected operations in the near term.

Pursuant to the terms of the Merger Agreement Amendment, the parties agreed, among other things, to:

●	adjust the exchange ratio as calculated under the Merger Agreement for the exchange of each share of common stock, par value $0.01 per share, of Viskase, issued and outstanding immediately prior to the Merger into shares of the common stock of Enzon, such that current Viskase stockholders will own 55% of the combined company following the Merger;
●	adjust the exchange ratio for the exchange of each share of Enzon’s Series C Preferred Stock, for shares of Enzon’s common stock to be based upon the Volume Weighted Average Closing Price of the Company’s common stock for the twenty trading days prior to execution of the Merger Agreement Amendment (the “20-Day VWAP”);
●	reduce the minimum amount of cash that Enzon is required to have at the closing of the Merger;

●	determine that Enzon would effect a 1-for-100 reverse stock split with respect to all shares of Enzon’s common stock prior to the effective time of the Merger; and
●	extend the date on which either party may terminate the Merger Agreement if the Merger has not yet occurred from 11:59 p.m., Eastern Time, on December 31, 2025, to 11:59 p.m., Eastern Time, on March 31, 2026.

In connection with the execution and delivery of the Merger Agreement Amendment, Icahn Enterprises Holdings L.P., a Delaware limited partnership (“IEH”), and certain of its affiliates entered into an amendment to the Support Agreement (the “Support Agreement Amendment”) that was previously entered into between the Company, IEH and Viskase in connection with the execution of the Merger Agreement (the “Support Agreement”). Pursuant to the terms of the Support Agreement (as amended by the Support Agreement Amendment), IEH agreed to, among other things, (i) deliver or cause the delivery of written consents with respect to all of the issued and outstanding shares of Enzon’s common stock held by IEH and its affiliates approving the Merger and the amendment to Enzon’s certificate of incorporation, and (ii) exchange all of the shares of Series C Preferred Stock held by IEH and its affiliates for the Company’s common stock prior to the consummation of the Merger, based on the full liquidation preference of such shares of Series C Preferred Stock and the 20-Day VWAP.

Enzon believes that the Merger pursuant to the terms of the Merger Agreement, as amended by the Merger Agreement Amendment, should not limit its net operating loss (“NOL”) carryforwards and other tax attributes under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”). However, the Section 382 rules are complex and there is no assurance that the Company’s view is correct. If such an ownership change is found to have occurred, the amount of the combined company’s taxable income that could be offset by our pre-ownership change NOL carryforwards and other tax attributes would be severely limited.

The Merger must be approved by Enzon stockholders and is subject to receipt of required regulatory approvals and satisfaction or waiver of other certain closing conditions.

Each of the Merger Agreement and the Merger Agreement Amendment was unanimously recommended by the Company’s Special Committee and, acting upon such recommendations, was unanimously approved by the Board of Directors of the Company.

In connection with the Merger, Enzon intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that will contain a consent solicitation statement and prospectus. Such registration statement will include financial information regarding the proposed transaction and the combined company and stockholders of Enzon are encouraged to review such information once filed.

Results of Operations

Revenues:

Royalties and Milestone Revenues

In the three and nine-month periods ended September 30, 2025, we had no revenue from royalties and milestones. In both the three and nine-months periods ended September 30, 2024, we earned approximately $26,000 in royalties and milestones.

Interest and Dividend Income (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2025	Change	2024	2025	Change	2024
Interest and dividend income	$496	(24)%	$654	$1,494	(22)%	$1,906

Interest and dividend income is attributable to the interest and dividends received on the invested cash and cash equivalents we received primarily from the $43.6 million of proceeds from our rights offering (See Note 11 to our Condensed Consolidated Financial Statements) as well as other cash and cash equivalents. Interest and dividend income decreased by approximately $158,000, or 24%, to $496,000 for the three months ended September 30, 2025 from $654,000 for the comparable period in 2024. The decrease in interest and dividend income is attributable to the reduced cash and cash equivalent balances and lower rates of interest in the 2025 period compared to the same period in 2024.

Interest and dividend income decreased by approximately $412,000, or 22%, to $1,494,000 for the nine months ended September 30, 2025 from $1,906,000 for the nine months ended September 30, 2024. The decrease in interest and dividend income is primarily attributable to the reduced cash and cash equivalent balances and lower interest rates in 2025 period compared to the same period in 2024.

Operating Expenses:

General and Administrative (in thousands of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2025	Change	2024	2025	Change	2024
General and administrative	$229	(35)%	$351	$1,038	(1)%	$1,028

General and administrative expenses, decreased by approximately $122,000, or 35%, to approximately $229,000 for the three months ended September 30, 2025 from $351,000 for the three months ended September 30, 2024. The decrease in general and administrative expense is substantially attributable to a decrease in professional and consulting fees not associated with the Merger.

General and administrative expenses were comparable for the nine-month periods ended September 30, 2025 and 2024.

Transaction expenses:

Transaction expenses incurred in connection with the Merger were approximately $1,075,000 and $2,801,000, respectively, for the three and nine-month periods ended September 30, 2025. These expenses were, primarily, for legal, consulting and professional fees. There were no comparable amounts during the corresponding periods in 2024. (See Note 14 to our Condensed Consolidated Financial Statements).

Tax Expense:

Assuming no acquisition is completed or material changes in results through September 2025, the Company has partially reversed the valuation allowances as of September 30, 2025. A deferred tax benefit of $9,000 and deferred tax expense of $53,000, respectively, were recorded during the nine-month periods ended September 30, 2025 and 2024. In the three-month periods ended September 30, 2025 and 2024, deferred tax expense of $16,000 and deferred tax expense of $50,000, respectively, were recorded. (See Note 8 to the Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which included the gross proceeds from our Rights Offering and the interest earned on that amount less certain operating expenses. (See Note 11 to the Condensed Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive fees, royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from our few remaining licensed patents. We believe that our existing cash and cash equivalents on hand will be sufficient to fund our operations, at least, through November 2026, if the Merger is not consummated. Our future royalty revenues are expected to be de minimis over the foreseeable future and we cannot assure you that we will receive any royalty, milestone or other revenues.

We have entered into the Merger Agreement with Viskase for an all-stock transaction. Should the Merger not successfully close, we will continue to be positioned as a public company acquisition vehicle.

Cash used in operating activities, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities, during the nine months ended September 30, 2025 was approximately $2,328,000, as compared to cash provided by operating activities of approximately $896,000 during the comparable period in 2024. The decrease of approximately $3,324,000 was primarily attributable to the transaction costs of approximately $2,801,000 in the 2025 period related to the Merger for which there was no corresponding amount in 2024 and the decrease in interest and dividend income of approximately $412,000, decreasing to approximately $1,494,000 during the nine months ended September 30, 2025, from approximately $1,906,000 during the comparable period in 2024.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock in each of the periods.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $3,603,000 from approximately $46,859,000 at December 31, 2024 to approximately $43,256,000 at September 30, 2025.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2025, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of September 30, 2025 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and NOL and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2025, we believe, based on our projections, without taking into consideration the Merger, that a partial reversal of the valuation allowance is necessary. Therefore, the Company will partially reverse the valuation allowances. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when or if appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Rights Offering (See Note 11 to the Condensed Consolidated Financial Statements).

We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding the Merger involving Enzon and Viskase, the ability to consummate the Merger, and the ability to quote the common stock of the combined company on the “OTCQB” tier of the OTC market of the OTC Markets Group, Inc. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” and other similar expressions, among others. Statements that are not historical are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and that are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation:

●	the risk that the conditions to the closing of the Merger are not satisfied, including the failure to obtain the necessary approvals for the proposed transaction;
●	uncertainties as to the timing of the consummation of the Merger, including timing for satisfaction of the closing conditions, and the ability of each of Enzon and Viskase to consummate the proposed transaction;
●	the ability of Viskase to timely deliver the financial statements required by the Merger Agreement, as amended;
●	the possibility that other anticipated benefits of the proposed transaction will not be realized, including without limitation, anticipated revenues, expenses, earnings and other financial results, and growth and expansion of the combined company’s operations, and the anticipated tax treatment of the combination;
●	potential litigation relating to the proposed Merger that could be instituted against Enzon, Viskase, or their respective officers or directors;
●	we may experience possible disruptions from the Merger that could harm Enzon or Viskase’s respective businesses;
●	potential adverse reactions or changes to relationships with customers, suppliers, employees or other parties resulting from the uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect Enzon’s financial performance;
●	estimates regarding future revenue, expenses, and capital requirements following the closing of the transactions contemplated by the Merger Agreement;
●	legislative, regulatory and economic developments,
●	certain restrictions during the pendency of the Merger may impact our ability to pursue certain business opportunities or strategic transactions;
●	we may be unsuccessful in our strategy to fully utilize our NOLs and other tax assets and enhance stockholder value as a public company acquisition vehicle;
●	our sources of revenue are limited and, as a result of the interest on our cash reserves, we expect only limited revenue and profitability for the foreseeable future prior to the Merger;
●	our rights to receive royalties on sales of PegIntron and sales of other drug products have expired. We currently do not anticipate any royalties from other sources;
●	natural disasters, pandemics, like COVID-19, or other major public health crises may materially and adversely affect our future right to receive licensing fees, milestone payments and royalties on product candidates that are being developed by third parties, if any;

●	we have reallocated all employment responsibilities and outsourced all corporate functions, which makes us more dependent on third parties to perform these corporate functions;
●	we may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims;
●	we largely depend on proprietary rights, which may offer only limited protection against the development of competing products;
●	we are party to license agreements whereby we may receive royalties and or milestone payments from products subject to regulatory approval;
●	the price of our common stock has been, and may continue to be, volatile, including after the consummation of the Merger;
●	our common stock is quoted on the OTCQB market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited, including after consummation of the Merger;
●	the declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, as well as the requirements of the Series C Preferred Stock. Our ability to pay dividends in the future depends on, among other things, our fulfillment of the conditions of the Series C Preferred Stock, fluctuating royalty revenues, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations, including the Merger;
●	while we have adopted a Section 382 rights plan, which may discourage a corporate takeover, the Merger Agreement requires that we terminate the Section 382 rights plan before consummating the Merger;
●	anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders;
●	the terms of our outstanding Series C Preferred Stock and the issuance of additional series of preferred stock may adversely affect rights of our common stockholders;
●	the interests of our significant stockholders may conflict with the interests of other stockholders;
●	if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits;
●	if the Merger is consummated or we otherwise experience a “Change of Control,” as defined in Certificate of Designation of the Series C Preferred Stock, the holders of the Series C Preferred Stock (other than IEH and its affiliates) shall have the right, at such holder’s option, to require the Company to redeem at the Liquidation Preference then in effect all or a portion of such holder’s shares of Series C Preferred Stock, which would negatively impact our available cash;
●	if we terminate the Merger Agreement or the termination date passes and the Merger has not been effected, we will have incurred substantial costs from the Merger that we will not be able to recover, and we may incur further costs before the Merger is consummated, and such expenses could adversely affect our business, financial results and operations;
●	the Merger Agreement we entered into with Viskase is subject to numerous closing conditions and the Merger may not close as currently structured in the Merger Agreement, or at all; and
●	unpredictability and severity of effects from geopolitical events or matters, including, but not limited to, hostilities, armed conflicts and/or war, acts of terrorism, economic conditions, inflationary pressures, trade wars (including impacts associated with quotas, duties, tariffs, taxes or other similar restrictions on the import or export of materials), and/or global logistics and supply chain issues could adversely affect our business, financial results and operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of Richard L. Feinstein who serves as our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Merger and the Merger Agreement

We may not be able to realize our deferred income tax assets.

The combined company’s ability to utilize NOLs, certain credits, and other tax attributes to offset the combined company’s future taxable income and/or to recover previously paid taxes would be limited if the combined company experiences an “ownership change” within the meaning of Section 382 of the IRC. An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of our NOL carryforwards, certain credits, and other tax attributes that the combined company could utilize to offset its taxable income in any single year, thereby resulting in potentially higher cash tax obligations for the combined company than if it were able to utilize our NOLs, which could adversely affect the combined company’s financial condition, results of operations, and cash flows if that occurred.

Historically, we have not been able to utilize much of our NOLs because we have had minimal or no taxable income. If the Merger results in future taxable profits, the ability of the combined company to use our unexpired NOL carryforwards annually to offset future taxable income would result in a deferred tax asset. However, the restrictions imposed by Section 382 of the IRC, if applicable, could materially reduce or eliminate the future benefit of these NOL carryforwards even if the combined company becomes profitable after the Merger. The loss of these tax benefits could be significant, and there can be no assurance that subsequent ownership changes—whether through additional equity issuances, strategic transactions, or other events—would not impose additional limitations on the combined company’s ability to use our NOLs and other tax attributes. In addition, similar rules under state and foreign tax laws could further limit utilization of our NOLs and other tax attributes.

The Company’s accountants have performed an analysis under Section 382 of the IRC through the date of this filing, the results of which conclude that utilization of the Company’s NOLs and certain other credit carryforwards should not be subject to an annual limitation under Section 382 of the IRC. It is therefore intended that the Merger, pursuant to the terms of the Merger Agreement, as amended by the Merger Agreement Amendment, should not limit our NOL carryforwards and other tax attributes under Section 382 of the IRC. However, the Section 382 of the IRC rules and the application of such rules to the Merger are complex and there is no assurance that our view is correct. If such an ownership change is found to have occurred, the amount of the combined company’s taxable income that could be offset by our pre-ownership change NOL carryforwards and other tax attributes would be severely limited.

We had previously adopted a Rights Agreement specifically designed to reduce the risk of an ownership change that would limit our ability to use our NOLs carryforwards. The Merger Agreement, however, requires that the Rights Agreement be terminated prior to the Merger becoming effective. Accordingly, on August 13, 2025, we amended the Rights Agreement to set the Final Expiration Date as the close of business on September 30, 2025, and, again, amended the Rights Agreement on September 30,2025 to set the Final Expiration Date as the close of business on December 31, 2025. Once the Rights Agreement terminates, we will have no similar protections in place.

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

It is anticipated that, upon completion of the Merger our current stockholders, including holders of shares of our Series C Preferred Stock, will own approximately 45% of our common stock following the Merger, and the current Viskase stockholders will own approximately 55% of our common stock following the Merger.

Upon completion of the Merger, the issuance of the Company’s common stock in connection with the Merger and the other transactions contemplated by the Merger Agreement will result in significant dilution of the ownership and voting interests of the Company’s current stockholders (other than Carl Icahn, IEH and their respective affiliates), as described above. As a result, the Company’s current stockholders (other than Carl Icahn, IEH and their respective affiliates) will experience a significant reduction in their relative influence over the Company following the Merger, which, following the Merger, will encompass the combined businesses of Enzon and Viskase.

Carl C. Icahn, IEH and their respective affiliates will exert significant influence on the Company after the Merger and non-IEH stockholders will have limited governance rights.

Upon completion of the Merger, the Company expects that IEH and its affiliates will hold a substantial majority of the voting power of the combined company. As of October 24, 2025, the Company believes that IEH, through its control of its affiliates, beneficially owned approximately (i) 48.6% of the issued and outstanding shares of the Company’s common stock, (ii) 98.2% of the issued and outstanding shares of the Company’s Series C Preferred Stock and (iii) in excess of 90% of the issued and outstanding shares of Viskase’s common stock. Mr. Icahn is the controlling stockholder and chairman of the board of the general partner of IEH. Because of their substantial ownership and voting power, Mr. Icahn, IEH and their respective affiliates may exert significant influence over the management and strategic direction of the combined company following the Merger. This concentration of ownership may also discourage or prevent a third party from seeking to acquire control of the combined company, even if such a transaction might be beneficial to other stockholders. As a result, the interests of Mr. Icahn, IEH and their respective affiliates may not always align with the interests of Enzon or its other stockholders.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. As is typical for transactions like the Merger, the Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly facilitate or encourage (including by way of furnishing non-public information) the submission of inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an offer regarding a potential alternative transaction to the Merger from a third party. The Merger Agreement also provides that our Board of Directors and the Special Committee of our Board of Directors may only change their recommendation that the Enzon stockholders approve the Merger in certain limited circumstances. In the event that a third party makes a superior offer to the transaction with Viskase, the Board of Directors and the Special Committee of our Board of Directors may change their recommendation, and the Company may be required to pay Viskase a termination fee of $1,000,000, under certain circumstances, in connection with such change of recommendation and termination of the Merger Agreement. In addition, the significant ownership by Mr. Icahn, IEH and their respective affiliates of our common stock and our Series C Preferred Stock may hinder a third party from making a proposal or offer for the Company.

We have incurred direct and indirect costs as a result of the Merger and we may incur additional direct and indirect costs whether or not the Merger is consummated.

We have incurred significant non-recurring costs in connection with the Merger and the integration of our business with Viskase’s business. These costs include legal, financial advisory, accounting, consulting and other professional fees, as well as regulatory filing fees and other transaction-related expenses. We have incurred these costs and expect that we will continue to incur additional costs whether or not the Merger is consummated. In addition, if we terminate the Merger Agreement or the termination date passes and the Merger has not been effected, we will have incurred substantial costs from the Merger that we will not be able to recover, and we may incur further costs before the Merger is consummated, and such expenses could have an adverse impact on our business, financial results and operations.

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

The Merger is subject to a number of conditions, and there can be no assurance that it will be completed. If the Merger is not consummated for any reason, our ongoing business may be adversely affected. In addition, we will be subject to a number of risks, including, among others:

●	the obligation to pay a termination fee to the other party under certain circumstances, as provided in the Merger Agreement;
●	if we terminate the Merger Agreement or the termination date passes and the Merger has not been effected, we will have incurred substantial costs from the Merger that we will not be able to recover, and we may incur further costs before the Merger is consummated, and such expenses could have an adverse impact on our business, financial results and operations;
●	potential declines in the market prices of the Company’s common stock to the extent that such prices reflect a market assumption that the Merger will be completed;

●	negative reactions from the financial markets; and
●	potential litigation related to the Merger (whether or not the Merger is completed) or to any failure to complete the Merger or to enforcement proceedings to perform the parties’ respective obligations under the Merger Agreement.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially adversely affect their businesses, financial results or stock prices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In connection with the transactions contemplated by the Merger Agreement, on September 30, 2025, Enzon entered into the Fifth Amendment to the Section 382 Rights Agreement (the “Fifth Amendment”), which amends the Section 382 Rights Agreement, dated as of August 14, 2020 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent, to provide that the Final Expiration Date (as defined in the Rights Agreement) would be changed to the close of business on December 31, 2025. Effective June 2, 2021, the Company entered into the First Amendment to the Rights Agreement (the “First Amendment”) to extend the Final Expiration Date (as defined in the Rights Agreement) of the rights issued pursuant to the Rights Agreement from the close of business on August 13, 2021 to the close of business on June 2, 2024. Effective May 16, 2024, the Company entered into the Second Amendment to the Rights Agreement (the “Second Amendment”) to extend the Final Expiration Date of the rights issued pursuant to the Rights Agreement from the close of business on June 2, 2024 to the close of business on March 31, 2025. On March 31, 2025, the Company entered into the Third Amendment to the Rights Agreement (the “Third Amendment”), which extended the Final Expiration Date of the rights issued pursuant to the Rights Agreement from the close of business on March 31, 2025 to the close of business on June 30, 2026. As noted above, on August 13, 2025, Enzon entered into an amendment to the Section 382 Rights Agreement to provide that the Final Expiration Date of the rights issued thereunder would be changed to the close of business on September 30, 2025, as the Merger Agreement requires that Enzon terminate the Rights Agreement prior to the closing of the Merger. On August 13, 2025, Enzon entered into the Fourth Amendment to the Section 382 Rights Agreement (the “Fourth Amendment”). As noted above, on September 30, 2025, Enzon entered into Fifth Amendment to the Section 382 Rights Agreement to provide that the Final Expiration Date thereunder would be changed to the close of business on December 31, 2025, as the Merger Agreement requires that Enzon terminate the Rights Agreement prior to the closing of the Merger. If the Merger has not closed by December 31, 2025, Enzon may seek to further extend the Final Expiration Date under the Rights Agreement.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Rights Agreement, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) as Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2020, the First Amendment, which was filed with the SEC as Exhibit 4.1 to the Current Report on Form 8-K filed on June 8, 2021, the Second Amendment, which was filed with the SEC as Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2024, the Third Amendment, a copy of which is attached as Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2025, the Fourth Amendment, a copy of which is attached hereto as Exhibit 4.1, and the Fifth Amendment a copy of which is attached as Exhibit 4.2, hereto, each of which is incorporated herein by reference.

During the three-month period ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
2.1**	Agreement and Plan of Merger, dated as of June 20, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp. and Viskase Companies, Inc.	1
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	2
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013.	3
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020.	4
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020.	5
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022.	5
4.1	Fourth Amendment to the Section 382 Rights Agreement, dated as of August 13, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	6
4.2	Fifth Amendment to the Section 382 Rights Agreement, dated as of September 30, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	7
10.1	First Amendment to Agreement and Plan of Merger, dated as of October 24, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp., and Viskase Companies, Inc.	1
10.2	First Amendment to Support Agreement, dated as of October 24, 2025, by and between Icahn Enterprises Holdings L.P. and certain of its affiliates, Enzon Pharmaceuticals, Inc. and Viskase Companies, Inc.	8
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	+

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

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

*	(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

*	(2)	Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013.

*	(3)	Current Report on Form 8-K filed on August 14, 2020.

*	(4)	Current Report on Form 8-K filed on September 23, 2020.

*	(5)	Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022.

*	(6)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 14, 2025.

*	(7)	Current Report on Form 8-K filed on September 30, 2025.

*	(8)	Current Report on Form 8-K filed on October 24, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 12, 2025	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)