Form 10-K
period 2025-12-31
ENZON PHARMACEUTICALS, INC.
filed 2026-03-02
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the Common Stock, $0.01 par value per share (the “Common Stock”), held by non-affiliates of the registrant was approximately $4,921,536 as of June 30, 2025, based upon the closing sale price quoted on the OTCQB market of the OTC Markets Group, Inc. of $0.13 per share reported for such date. Shares of Common Stock held by each executive officer and director and certain beneficial owners of 10% or more of the Common Stock of the registrant as of June 30, 2025 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,214,603 shares of Common Stock issued and outstanding as of February 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2026 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission (the “Commission”) not later than 120 days after December 31, 2025, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2025 Annual Report on Form 10-K

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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

OVERVIEW

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle. We were incorporated on May 11, 1983.

Historically, we have received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, we have had no clinical operations and limited corporate operations. We previously were a party to a marketing agreement relating to the drug Vicineum, which, if approved, could have potentially generated milestone and royalty payments to us in the future. However, our licensee for this drug was canceled by the counterparty to the marketing agreement and our patent for Vicineum has since expired. Accordingly, we do not believe any future revenue will be earned from this product or that if any such revenue is earned it will be material.

Merger Agreement

On June 20, 2025, the Company, EPSC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ours (“Merger Sub”), and Viskase Companies, Inc. (“Viskase”) entered into an Agreement and Plan of Merger, which was amended on October 24, 2025 (as amended, the “Merger Agreement”). Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into Viskase, with Viskase as the surviving entity following the merger as a wholly owned subsidiary of Enzon (the “Merger”). Following consummation of the Merger, it is anticipated that Enzon’s pre-closing stockholders, including holders of Enzon’s Series C Non-Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), will hold 45% of the outstanding shares of Enzon’s Common Stock following the Merger, and Viskase’s pre-closing stockholders will hold 55% of the outstanding shares of Enzon’s Common Stock following the Merger. If the Merger is completed, Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.” and its common stock will continue to be quoted on the OTCQB tier of the OTC Markets Group, Inc., although pursuant to the rules of the OTCQB, Enzon is required to re-apply to the OTCQB following such change of control transaction.

Support Agreement

Icahn Enterprises Holdings L.P., a Delaware limited partnership (“IEH”), and certain of its affiliates (collectively with IEH, the “IEH Parties”) beneficially own approximately 48.6% of the outstanding shares of our Common Stock, as well as approximately 98.2% of the outstanding shares of our Series C Preferred Stock. In connection with the execution of the Merger Agreement, IEH and certain of its affiliates entered into the Support Agreement, which was subsequently amended (as amended, the “Support Agreement”). Pursuant to the terms of the Support Agreement, the IEH Parties agreed to, among other things, (i) deliver or cause the delivery of written consents with respect to all of the issued and outstanding shares of Enzon’s Common Stock held by the IEH Parties to approve the Merger and the amendment to Enzon’s certificate of incorporation, and (ii) exchange all of the shares of Series C Preferred Stock held by the IEH Parties for the Company’s Common Stock prior to the consummation of the Merger.

Consent Solicitation

As required by the Merger Agreement, on January 30, 2026, Enzon commenced a consent solicitation (the “Consent Solicitation”) for its stockholders to provide written consents relating to:

(i)an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Enzon Charter,” and such amendment, the “Enzon Charter Amendment”) to effect the consolidation of the issued and outstanding shares of the Enzon’s Common Stock at a ratio of 1-for-100 (the “Reverse Stock Split” and, such proposal, the “Reverse Stock Split Proposal”); and

(ii)the adoption of the Merger Agreement (the “Merger Proposal”) as more fully described in the Prospectus/Consent Solicitation/Offer to Exchange filed by Enzon with the SEC on January 30, 2026.

On February 11, 2026, Enzon received written consents from holders of its Common Stock that were sufficient to approve the Reverse Stock Split Proposal and the Merger Proposal. As of the record date for the written consents, there were 74,214,603 shares of Enzon’s Common Stock outstanding and entitled to vote. The Reverse Stock Split Proposal was approved by stockholders holding 40,993,338 shares of Enzon’s Common Stock or 55.2% of the issued and outstanding shares of Enzon’s Common Stock, and the Merger Proposal was approved by stockholders holding 42,350,448 shares of Enzon’s Common Stock or 57.1% of the issued and outstanding shares of Enzon’s Common Stock. Accordingly, no further action is required by holders of Enzon’s Common Stock with respect to the transactions contemplated by the Merger Agreement.

Series C Exchange Offer

As required by the Merger Agreement, on January 30, 2026, Enzon commenced an exchange offer (the “Series C Exchange Offer”) pursuant to which Enzon offered each holder of the its Series C Preferred Stock to exchange each share of Enzon’s Series C Preferred Stock held by such stockholder for a number of shares of Enzon’s Common Stock equal to (i) the aggregate liquidation preference of each share of Enzon’s Series C Preferred Stock, divided by (ii) $7.83 after giving effect to the Reverse Stock Split described above (referred to as the “Series C Exchange Offer”). The Series C Exchange Offer will expire one minute after 11:59 p.m., Eastern Time, on March 9, 2026, unless extended or terminated in Enzon’s sole discretion or in accordance with applicable law. For more information about the Series C Exchange Offer, please see the Prospectus/Consent Solicitation/Offer to Exchange, which was filed by Enzon with the SEC on January 30, 2026, and previously mailed to Enzon’s stockholders.

Consummation of the Merger

On February 11, 2026, the Reverse Stock Split Proposal and the Merger Proposal were approved by the requisite vote of holders of Enzon’s Common Stock. The closing of the transactions contemplated by the Merger Agreement is subject to satisfaction or waiver of the remaining conditions to closing as set forth in the Merger Agreement. The conditions to the closing of the transactions subject to the Merger Agreement are described in more detail in the Prospectus/Consent Solicitation/Offer to Exchange filed by Enzon with the SEC on January 30, 2026.

Royalty and Milestone Agreements and Revenues

Prior to 2017, we received royalty revenues from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The related patents have expired in all jurisdictions and we have received no royalties in recent years. We do not expect to receive any revenue from this product in the future. There is a dispute with Merck regarding royalties (see Note 4 to our Consolidated Financial Statements). We also have a licensing agreement regarding SC Oncaspar and certain other drugs.

During the years ended December 31, 2025 and 2024, we received license maintenance fees of approximately $0 and $26,000, respectively, from Amgen, Inc. in payment for a worldwide, royalty-free non-exclusive right to license Vicineum. Such license was canceled by Amgen, Inc. in 2025. (See Note 1 to our Consolidated Financial Statements.)

Patents and Intellectual Property Rights

We have a portfolio of issued Canadian patents, many of which have non-U.S. counterparts. None of these patents has generated significant royalties in recent years, except for two milestone payments received in 2021 in connection with Vicineum prior to the license for Vicineum being canceled in 2025. Our patent related to PegIntron (peginterferon alfa-2b) expired in all jurisdictions as of December 31, 2024. We do not expect to generate material royalties from any of our existing patents in the future.

EMPLOYEES AND EXECUTIVE OFFICERS

We currently have no employees. Our executive officer provides services to us on a consulting basis.

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our other public filings. Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results. As noted above, we have entered into the Merger Agreement with Viskase and our stockholders have approved the Reverse Stock Split Proposal and the Merger Proposal. Subject to the remaining conditions to closing being satisfied or waived, we expect to consummate the Merger with Viskase. For more information relating to Viskase’s business, financial condition and results of operations, including the related risks thereto, please see the Prospectus/Consent Solicitation/Offer to Exchange, which was filed by Enzon with the SEC on January 30, 2026, and previously mailed to Enzon’s stockholders.

Risks Related to the Merger and Merger Agreement

The interests of our significant stockholders may conflict with the interests of other stockholders.

Mr. Carl C. Icahn, directly and indirectly, beneficially owns approximately 48.6% of the outstanding shares of our Common Stock, as well as approximately 98.2% of the outstanding Series C Preferred Stock. Mr. Icahn may have interests that are different from, in addition to or not always consistent with our interests or with the interests of our other common or preferred stockholders. To the extent that conflicts of interest may arise between us and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or our other stockholders. In addition, Mr. Icahn and his affiliates will continue to hold a significant portion of Enzon’s Common Stock following the consummation of the Merger. Accordingly, the interests of these significant stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

Our stockholders (other than Carl Icahn, IEH and their respective affiliates) will experience immediate dilution as a consequence of the issuance of shares of our Common Stock in connection with the Merger. Having a minority share position will reduce the influence that the pre-closing stockholders (other than Carl Icahn, IEH and their respective affiliates) have on the management of the post-merger combined company (the “Combined Company”) following the Merger.

It is anticipated that, upon completion of the Merger and assuming that the Enzon Series C Preferred Stock is exchanged for Enzon’s Common Stock in full, (i) the holders of Enzon’s Common Stock immediately prior to the Closing are expected to own approximately 5% of the Enzon’s Common Stock, (ii) the holders of the Series C Preferred Stock are expected to own approximately 40% of the Enzon’s Common Stock and (iii) Viskase stockholders are expected to own 55% of the Enzon’s Common Stock, subject to certain adjustments based upon the number of shares of Series C Preferred Stock exchanged for Enzon’s Common Stock by non-affiliates of the IEH Parties. If the actual facts differ from any of the foregoing assumptions (which they may), the percentage ownership retained by pre-closing Enzon stockholders in the Combined Company will differ.

Upon completion of the Merger, the issuance of Enzon’s Common Stock in connection with the Merger and the other transactions contemplated by the Merger Agreement, will result in significant dilution of the ownership and voting interests of the pre-closing Enzon stockholders, as described above. As a result, pre-closing Enzon stockholders (other than the IEH Parties) will experience a significant reduction in their relative influence over Enzon following the Merger, which, following the Merger, will encompass the combined businesses of Enzon and Viskase.

Carl C. Icahn, IEH and their respective affiliates will exert significant influence on the Company after the Merger and non-IEH stockholders will have limited governance rights.

Upon completion of the Merger, the Company expects that IEH and its affiliates will hold a substantial majority of the voting power of the Combined Company. As of the date of this filing, the Company believes that IEH, through its control of its affiliates, beneficially owned approximately (i) 48.6% of the issued and outstanding shares of the Company’s Common Stock, (ii) 98.2% of the issued and outstanding shares of the Company’s Series C Preferred Stock and (iii) 93.97% of the issued and outstanding shares of Viskase’s common stock. Following the Merger, it is expected that Mr. Icahn and his related entities will beneficially own approximately 93.32% of the outstanding shares of the Combined Company, assuming all of the Series C Preferred Stock is exchanged for Enzon’s Common Stock. Mr. Icahn is the controlling stockholder and chairman of the board of the general partner of IEH. Because of their substantial ownership and voting power, Mr. Icahn, IEH and their respective affiliates may exert significant influence over the management and strategic direction of the Combined Company following the Merger, including, but not limited to, (i) the declaration of any future dividends, (ii) the ability to control the election, removal or replacement of any one or more members of the board of directors of the Combined Company, (iii) the voting on decisions related to fundamental corporate actions, consolidations or sales of all or substantially all of the Combined Company’s assets and (iv) the ability to control the approval of various transactions. This concentration of ownership may also discourage or prevent a third party from seeking to acquire control of the Combined Company, even if such a transaction might be beneficial to other stockholders. As a result, the interests of Mr. Icahn, IEH and their respective affiliates may not always align with the interests of Enzon or its other stockholders.

Following completion of the Merger, as a result of Viskase’s operations, we may not realize the anticipated benefits of the Merger.

Until the completion of the Merger, Enzon and Viskase will continue to operate as separate companies. The success of the Merger will depend on the success of Viskase’s operations and performance following the completion of the Merger.

Viskase’s operating performance and financial condition has recently deteriorated as a result of, among other things, underperformance of the Viskase business in the second half of 2025, personnel changes and Viskase pausing capital investment into one of its product lines. There can be no assurance that Viskase’s business will not further decline before or after completion of the Merger. We cannot assure you that the anticipated benefits of the Merger will be achieved.

We may not be able to utilize our net operating loss carryforwards (“NOLs”), certain credits and other tax attributes following the completion of the Merger.

Enzon’s accountants have performed an analysis under Section 382 of the Internal Revenue Code (“the Code”), the results of which conclude, based on certain assumptions, that utilization of Enzon’s NOLs and certain other credit carryforwards should not be subject to an annual limitation under Section 382 of the Code (“Section 382”). It is therefore intended that the Merger, pursuant to the terms of the Merger Agreement, as amended by the Merger Agreement Amendment, should not limit Enzon’s NOL carryforwards and other tax attributes under Section 382. However, Section 382 rules and the application of such rules to the Merger are complex and there is no assurance that the Internal Revenue Service will not reach a different conclusion under Section 382. If such a conclusion is made and an ownership change is found to have occurred, the amount of the Combined Company’s taxable income that could be offset by Enzon’s pre-ownership change NOL carryforwards and other tax attributes would be severely limited. However, notwithstanding the foregoing, due to the existence of a valuation allowance for substantially all of the deferred tax assets for both Enzon and Viskase, the effect of having an ownership change under Section 382 of the Code may not be significant.

In addition, following the Merger, the Combined Company’s ability to utilize NOLs, certain credits, and other tax attributes to offset the Combined Company’s future taxable income and/or payment of taxes would be limited if the Combined Company experiences an “ownership change” within the meaning of Section 382 of the Code. An ownership change under Section 382 would establish an annual limitation to the amount of Enzon’s NOL carryforwards, certain credits, and other tax attributes that the Combined Company could utilize in any single year. Assuming the Combined Company has taxable income, it would potentially have higher cash tax obligations than if it were able to utilize Enzon’s NOLs, which could adversely affect the Combined Company’s financial condition, results of operations and cash flows, if that occurred.

Enzon had previously adopted a Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon and Continental Stock Transfer & Trust Company, as rights agent (as amended, the “Rights Agreement”), which is specifically designed to reduce the risk of an ownership change that would limit Enzon’s ability to use its NOL carryforwards. The Merger Agreement, however, requires that the Rights Agreement be terminated prior to the Merger becoming effective. Enzon plans to further amend the final expiration date under the Rights Agreement so that the Rights Agreement remains in effect until immediately prior to the closing of the Merger. Following the completion of the Merger, the Rights Agreement will have been terminated, and Enzon will have no similar protections in place. Although the Combined Company is expected to adopt a similar Section 382 Rights Agreement, there can be no assurances that it will do so.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed. The closing of the Merger is subject to the satisfaction or waiver of certain conditions. The following conditions have not yet been satisfied: (i) the completion of the exchange offer of the Series C Preferred Stock, (ii) the accuracy of the parties’ representations and warranties, subject to certain “materiality” and “material adverse effect” qualifications; (iii) compliance by the parties in all material respects with their respective covenants; (iv) no law or order making the Merger illegal or otherwise prohibiting consummation of the Merger; (v) the shares of Combined Company Common Stock to be issued in the Merger having been approved for listing (subject to official notice of issuance) on the OTC Markets; (vi) the consummation of the Reverse Stock Split, which has been approved by Enzon’s stockholders; (vii) dissenters’ rights not having been exercised by Viskase stockholders representing more than three percent (3%) of the outstanding shares of Viskase’s common stock; and (viii) Enzon having at least $40 million in cash at closing. In addition, either Enzon or Viskase may terminate the Merger Agreement if the Merger is not consummated prior to 11:59 p.m., eastern time, on March 31, 2026.

The Merger Agreement limits Enzon’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for Enzon to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict Enzon’s ability to, among other things, solicit, initiate or knowingly facilitate or encourage (including by way of furnishing non-public information) the submission of inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an offer regarding a potential alternative transaction to the Merger from a third party.

We have incurred direct and indirect costs as a result of the Merger and we may incur additional direct and indirect costs whether or not the Merger is consummated.

We have incurred significant non-recurring costs in connection with the Merger and we expect to incur additional costs following the completion of the Merger in order to integrate our business with Viskase’s business. These costs include legal, financial advisory, accounting, consulting and other professional fees, as well as regulatory filing fees and other transaction-related expenses. We have incurred these costs and expect that we will continue to incur additional costs whether or not the Merger is consummated. If we terminate the Merger Agreement or the Merger is not completed by the outside date provided in the Merger Agreement, we will have incurred substantial costs from the Merger that we will not be able to recover. We anticipate that we will incur further costs before the Merger is consummated and that we will continue to incur costs to combine operations following the completion of the Merger, and such expenses could have an adverse impact on our business, financial results and operations.

If the Merger is not completed, the business, financial results and stock prices of Enzon could be adversely affected.

The Merger is subject to a number of conditions, and there can be no assurance that it will be completed. If the Merger is not consummated for any reason, our ongoing business may be adversely affected. In addition, we may be subject to litigation related to any failure to complete the Merger or any failure to fulfill the parties’ respective obligations under the Merger Agreement and there is no guarantee that the market price of our Common Stock will not decline if the Merger is not completed. If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially adversely affect their businesses, financial results or stock prices.

Our sources of revenue are limited and we expect only limited revenue and profitability for the foreseeable future if the Merger is not completed.

On June 23, 2025, we entered into the Merger Agreement. If the Merger is consummated, our operations post-Closing will be comprised primarily of the operations of Viskase. However, if the Merger is not consummated, we currently have limited sources of revenue. Prior to 2024, we incurred losses and, in 2025 and 2024, our primary source of income was from interest income. Other than interest income, we do not anticipate generating any additional cash or revenues. As interest rates may fluctuate in the future, there can be no assurance that we will continue to receive interest income at our existing levels, or at levels that allow us to achieve a profit. We do not expect to receive any additional royalty revenues and even if we do receive any additional royalties, we do not expect that such amounts will be material. We currently do not intend to acquire new sources of royalty revenues. If we do not consummate the Merger, we will have only limited revenue relating to the interest income on our existing cash.

Risks Relating to Our Common Stock

The price of our Common Stock has historically been volatile and may decline significantly.

Historically, the market price of our Common Stock has fluctuated over a wide range for a variety of reasons, including Company-specific factors and global and industry-wide conditions and events such as the COVID-19 pandemic and resulting recession, as well as the fact that only a few stockholders, in the aggregate, hold more than a majority of our Common Stock, and, therefore, there is a small public float with limited trading activity in our Common Stock. For example, in the future, if we are unable to consummate the Merger, the value of our Common Stock may be impacted by our lack of royalty revenues, our ability to monetize our remaining assets, including our NOLs, and any unexpected liabilities or expenses that impact our continued operations, our ability to pay dividends or make distributions to our stockholders and the success of any future activities which we undertake.

Our Common Stock is quoted on the OTCQB market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our Common Stock is low and our stockholders’ ability to sell their shares of our Common Stock may be limited.

Our Common Stock is quoted on the OTCQB market of the OTC Markets Group, Inc. and the quotation of our Common Stock on the OTCQB market does not assure that a liquid trading market exists or will develop. Stocks traded on the OTCQB market generally have very limited trading volume and exhibit a wider spread between the bid/ask quotations than stocks traded on national exchanges. Moreover, a significant number of institutional investors have investment policies that prohibit them from trading in stocks on the OTCQB marketplace. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. This significantly limits the liquidity of our Common Stock and may adversely affect the market price of our Common Stock. In addition, although the Common Stock will continue to trade on the OTCQB market immediately following the Merger, there is no guarantee that it will continue to do so as a result of the re-application process that the Company is required to undertake following the Merger.

Risks Relating to the Series C Preferred Stock

Holders of shares of Series C Preferred Stock have no voting rights.

Except as otherwise provided by law, or as set forth in the Certificate of Designation with respect to the Series C Preferred Stock, the holders of Series C Preferred Stock have no special voting rights and their consent will not be required for taking any corporate action. As a result, all matters submitted to stockholders, that do not otherwise require the separate vote of the holders of the Series C Preferred Stock, will be decided by the vote of holders of our Common Stock. Accordingly, holders of our Series C Preferred Stock have no ability to influence corporate matters and, as a result, we may take actions that holders of our Series C Preferred Stock do not view as preferable.

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

Except for those holders of Series C Preferred Stock that elect to participate in the Series C Exchange Offer, the Series C Preferred Stock is not convertible into shares of Common Stock.

The Series C Preferred Stock is not convertible into shares of Common Stock and, therefore, holders of Series C Preferred Stock have no rights with respect to shares of our Common Stock. However, pursuant to the terms of the Merger Agreement, we agreed to commence the Series C Exchange Offer in order to allow the holders of our Series C Preferred Stock to elect to exchange their shares of Series C Preferred Stock into shares of our Common Stock. Holders of Series C Preferred Stock that do not participate in the Series C Exchange Offer will not have the right to exchange their shares of Series C Preferred Stock into shares of Enzon’s Common Stock following the expiration of the Series C Exchange Offer on March 9, 2026. In addition, the Merger Agreement prohibits us from paying dividends on the Series C Preferred Stock in cash. Any shares of our Series C Preferred Stock that are not exchanged for shares of our Common Stock in the Series C Exchange Offer will remain outstanding pursuant to their current terms. Under the terms of our Series C Preferred Stock, following the completion of the Merger, we may redeem any outstanding shares of our Series C Preferred Stock for a cash amount equal to the aggregate liquidation preference of such shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As we have positioned ourselves as a public company acquisition vehicle, and have limited operations, we do not have any significant operations that face cybersecurity threats. Although we do depend on the digital technologies of third parties, and any deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, information and sensitive or confidential data, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any, as such threats may pertain to the protection of our assets, and our Finance and Audit Committee is responsible for the oversight of risks from cybersecurity threats, as such threats may pertain to financial risks and exposures. In fiscal year 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

We maintain our principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016 through a services agreement with Regus Management Group, LLC.

Item 3. Legal Proceedings

From time to time, we may be engaged in litigation arising in the ordinary course of our business. We are not presently a party to any litigation and we are not aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On August 11, 2025, the Company was notified by the OTCQX Markets Group (the “OTCQX”), the marketplace for the over-the-counter trading of its stock, that it no longer met the standards for continued qualification for the OTCQX, in that its stock bid price had fallen below $0.10 per share for 30 consecutive calendar days. Since August 12, 2025, our common stock has been quoted for trading on the OTCQB market of the OTC Markets Group, Inc. under the trading symbol “ENZN.”

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

If the Merger is completed, the Company’s Common Stock will continue to be quoted on the OTCQB tier of the OTC Markets Group, Inc., although pursuant to the rules of the OTCQB, Enzon is required to re-apply to the OTCQB following such change of control transaction.

Holders

As of February 10, 2026, there were 698 holders of record of our Common Stock, which does not reflect persons or entities that hold the Common Stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

The declaration of dividends is within the discretion of our Board, subject to any applicable limitations under Delaware corporate law, and therefore our Board could decide in the future not to declare dividends. Pursuant to the terms of the Merger Agreement, we are not permitted to pay any dividends to the holders of our Common Stock and we are not permitted to pay any cash dividends to the holders of our Series C Preferred Stock while the transactions contemplated by the Merger Agreement are pending. In addition, as our Common Stock ranks junior to the Series C Preferred Stock, unless full dividends have been (i) paid, (ii) redeemed in an amount in excess of the initial liquidation value of $1,000 per share of Series C Preferred Stock or (iii) set aside for payment on all such outstanding Series C Preferred Stock for all dividends or increases in the liquidation value in excess of the initial liquidation amount of $1,000 of such Series C Preferred Stock, no cash dividends may be declared or paid on our Common Stock. Previously, on an annual basis, our Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time. Since June 20, 2025, following the execution of, and pursuant to, the Merger Agreement, we have been prohibited from paying such dividends in cash. If the dividend is not so paid in cash, the liquidation preference will be adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Also, our ability to pay dividends in the future depends on, among other things, our cash on hand, interest rates, future revenues from existing royalties and/or milestone payments, our ability to acquire other revenue sources and our ability to manage expenses, including costs relating to our ongoing operations.

On December 20, 2024, our Board declared a cash dividend of 3% of the liquidation preference at December 31, 2023 ($42,483,286) of the Series C Preferred Stock, aggregating approximately $1,275,000 ($31.86 per share). Such dividend was paid on January 9, 2025 to the holders of record of our Series C Preferred Stock as of January 2, 2025.

Due to the restrictions in the Merger Agreement, Enzon was not permitted to pay a cash dividend on its Series C Preferred Stock for 2025. However, pursuant to the terms of the Series C Preferred Stock, if a cash dividend is not paid, we must accrete an increase in liquidation preference equal to 5% of the liquidation preference as in effect at such time. Accordingly, the Series C Preferred Stock was adjusted and increased by an amount equal to 5% of the liquidation preference as in effect at such time ($42,483,400), which aggregated approximately $2,124,000 ($53.10 per share) at December 31, 2025. Following such adjustment the liquidation preference of the Series C Preferred Stock at December 31, 2025 was approximately $44,607,400.

Unregistered Sales of Equity Securities

Not applicable

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

Overview

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle.

Historically, we had received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, we have had no clinical operations and limited corporate operations. We previously were a party to a marketing agreement relating to the drug Vicineum, which, if approved, could have potentially generated milestone and royalty payments to us in the future. However, our licensee for this drug was canceled by the counterparty to the marketing agreement and our patent for Vicineum has since expired. Accordingly, we do not believe any future revenue will be earned from this product or that if any such revenue is earned it will be material.

Merger Agreement

On June 20, 2025, the Company, EPSC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ours (“Merger Sub”), and Viskase Companies, Inc. (“Viskase”) entered into an Agreement and Plan of Merger, which was amended on October 24, 2025 (as amended, the “Merger Agreement”). Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into Viskase, with Viskase as the surviving entity following the merger as a wholly owned subsidiary of Enzon (the “Merger”). Following consummation of the Merger, it is anticipated that Enzon’s pre-closing stockholders, including holders of Enzon’s Series C Preferred Stock who exchange such stock for shares of Enzon’s Common Stock pursuant to the Series C Exchange Offer (see below), will hold 45% of the outstanding shares of Enzon’s Common Stock, and Viskase’s pre-closing stockholders will hold 55% of the outstanding shares of Enzon’s Common Stock. If the Merger is completed, Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.” and its common stock will be quoted on the OTCQB tier of the OTC Markets Group, Inc., although pursuant to the rules of the OTCQB, Enzon is required to re-apply to the OTCQB following such change of control transaction

The Merger Agreement and the transactions contemplated thereby, including the anticipated amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the consolidation of the issued and outstanding shares of the Enzon’s Common Stock at a ratio of 1-for-100 (which we refer to as the “Reverse Stock Split”), were approved by the requisite holders of Enzon’s Common Stock. The closing of the transactions contemplated by the Merger Agreement is subject to satisfaction or waiver of the remaining conditions to closing as set forth in the Merger Agreement. The conditions to the closing of the transactions subject to the Merger Agreement are described in more detail in the Prospectus/Consent Solicitation/Offer to Exchange filed by Enzon with the SEC on January 30, 2026.

Series C Exchange Offer

As required by the Merger Agreement, on January 30, 2026, Enzon commenced an exchange offer pursuant to which Enzon offered each holder of the its Series C Preferred Stock to exchange each share of Enzon’s Series C Preferred Stock held by such stockholder for a number of shares of Enzon’s Common Stock equal to (i) the aggregate liquidation preference of each share of Enzon’s Series C Preferred Stock, divided by (ii) $7.83 after giving effect to the Reverse Stock Split (referred to as the “Series C Exchange Offer”). The Series C Exchange Offer will expire one minute after 11:59 p.m., Eastern Time, on March 9, 2026, unless extended or terminated in Enzon’s sole discretion or in accordance with applicable law.

The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations (in thousands of dollars):

	For the
	Year Ended December 31,
	2025	2024
Revenues:
Royalties and milestones, net	$—	$26
Total revenues	—	26
Operating expenses:
General and administrative	1,356	1,353
Transaction expenses	3,955	—
Operating loss	(5,311)	(1,327)
Interest and dividend income	1,921	2,452
Income tax expense	(19)	(347)
Net (loss) income	$(3,409)	$778

Overview

The following table summarizes our royalties earned in 2025 and 2024:

Royalties and Milestones Revenues

			%
	2025	2024	Change
Royalties and milestones revenues (in thousands of dollars)	$—	$26	(100)

The revenues in 2025 and 2024 were approximately $0 and $26,000, respectively, from license fees from Amgen, Inc. (“Amgen”) in payment for a worldwide, royalty-free non-exclusive right to license Vicineum. Our right to receive royalties on U.S. and European sales of PegIntron expired in all jurisdictions as of December 31, 2024 and our agreement with Amgen in connection with Vicineum was canceled by Amgen.

At December 31, 2025 and 2024, we recorded a liability to Merck of approximately $331,000 based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates, as discussed in Note 4 to the Consolidated Financial Statements.

We will receive no additional royalties from Merck.

Interest and Dividend Income

			%
	2025	2024	Change
Interest and dividend income (in thousands of dollars)	$1,921	$2,452	(22)

Interest and dividend income is attributable to the interest and dividends received on the invested cash and cash equivalents we received from the $43.6 million of proceeds from our rights offering (See Note 11 to the Consolidated Financial Statements). Interest

and dividend income decreased by approximately $531,000, or 22%, to $1,921,000 for 2025 from $2,452,000 for 2024. The decrease in interest and dividends income is primarily attributable to the lower rates of interest and smaller balances in 2025 as compared with 2024.

Operating Expenses

			%
	2025	2024	Change
General and administrative expenses (in thousands of dollars):	$1,356	$1,353	—

For the year ended December 31, 2025, general and administrative expenses were approximately $1,356,000, an increase of approximately $3,000, substantially unchanged from $1,353,000 in the prior year.

In 2025 and 2024, general and administrative expenses consisted primarily of consulting fees for executive services and outside professional services for accounting, audit, tax and legal services.

Transaction Expenses:

Transaction expenses incurred in connection with the Merger were approximately $3,955,000 for the year ended December 31, 2025. These expenses were, primarily, for legal, consulting and professional fees. There were no comparable amounts during the corresponding period in 2024. (See Note 13 to our Consolidated Financial Statements).

Income Taxes

For the year ended December 31, 2025, we incurred approximately $3,390,000 in pre-tax book loss primarily due to increased expenses related to the pending Merger with Viskase. We are projecting 2026 pre-tax book loss through the expected closing date of the pending Merger with Viskase. Upon review of positive and negative evidence, the Company has concluded that a full valuation allowance is necessary as of December 31, 2025. A deferred tax expense of $17,000 was recorded during the year ended December 31, 2025.

Our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, expenses and transaction costs. As a result, we cannot assure you that the estimates and assumptions upon which these projections and beliefs are based will prove accurate, that the projected results will be realized or that the actual results will not be substantially higher or lower than projected.

Section 382 Rights Plan

On August 14, 2020, we entered into the Section 382 Rights Agreement with Continental Stock Transfer & Trust Company, as rights agent (as amended, the “Rights Agreement”), in order to protect our net operating loss carryforwards (“NOLs”), certain credits and other tax attributes. The Merger Agreement requires that we terminate the Rights Plan prior to the consummation of the Merger. On February 27, 2026, the Company entered into an amendment to the Rights Agreement to extend the final expiration date of the Rights Agreement to noon, New York City time, on March 11, 2026. We may further extend the term of the Rights Agreement to the extent necessary to provide that the Rights Agreement will terminate immediately prior to the date on which the Merger is consummated.

Rights Offering

On October 9, 2020, we completed a rights offering (the “Rights Offering”) pursuant to which we offered our existing stockholders the ability to purchase rights consisting of shares of our Series C Preferred Stock and shares of our Common Stock. In connection with the Rights Offering, we realized gross proceeds of approximately $43.6 million and issued 40,000 shares of Series C Preferred Stock and 30,000,000 shares of Common Stock. We currently have an aggregate of 40,000 shares of Series C Preferred Stock and 74,214,603 shares of Common Stock outstanding. (See Note 11 to the Consolidated Financial Statements.)

The terms of the Series C Preferred Stock provide, on an annual basis, that the Company’s Board of Directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Pursuant to the terms of the Merger Agreement, we are not permitted to pay any dividends to the holders of our Common Stock and we are not permitted to pay any cash dividends to the holders of our Series C Preferred Stock while the transactions contemplated by the Merger Agreement are pending.

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

Due to the restrictions in the Merger Agreement, we are not permitted to pay a cash dividend on its Series C Preferred Stock for 2025. However, pursuant to the terms of the Series C Preferred Stock, if a cash dividend is not paid, we must accrete an increase in liquidation preference equal to 5% of the liquidation preference as in effect at such time. Accordingly, the Series C Preferred Stock was adjusted and increased by an amount equal to 5% of the liquidation preference per share ($42,483,400) as in effect at such time which aggregated approximately $2,124,000 ($53.10 per share) at December 31, 2025. Following such adjustment the liquidation preference of the Series C Preferred Stock at December 31, 2025 was approximately $44,607,400.

As described above, we have commenced the Series C Exchange Offer which allows holders of our Series C Preferred Stock to elect to exchange their shares of Series C Preferred Stock for shares of our Common Stock. Holders of Series C Preferred Stock that do not participate in the Series C Exchange Offer will not have the right to exchange their shares of Series C Preferred Stock into shares of Enzon’s Common Stock following the expiration of the Series C Exchange Offer. The Series C Exchange Offer is open to holders of Enzon’s Series C Preferred Stock that are held by holders other than Icahn Enterprises Holdings L.P., a Delaware limited partnership (“IEH”), and certain of its affiliates (collectively with IEH, the “IEH Parties”). Any shares of Enzon’s Series C Preferred Stock held by holders other than the IEH Parties that are not exchanged for shares of Enzon’s Common Stock in the Series C Exchange Offer will remain outstanding pursuant to their current terms. Pursuant to the terms of the Merger Agreement, the IEH Parties are required to exchange the shares of the Company’s Series C Preferred Stock into shares of the Company’s Common Stock prior to the completion of the Merger in a private exchange offer.

Since November 1, 2022, we have been able to redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Holders of Series C Preferred Stock have the right to demand that the Company redeem their shares of Series C Preferred Stock in the event that the Company experiences a change of control, such as the Merger. Under the terms of Enzon’s Series C Preferred Stock, we may redeem any outstanding shares of our Series C Preferred Stock for a cash amount equal to the aggregate liquidation preference of such shares at any time.

Liquidity and Capital Resources

Our current source of liquidity is our existing cash on hand, which includes the gross proceeds from our Rights Offering and the interest earned on that amount less certain operating expenses. (See Note 11 to the Consolidated Financial Statements.) While we no longer have any research and development activities, we continue to retain rights to receive fees, royalties and milestone payments from existing licensing arrangements with other companies and, accordingly, we may be entitled to a share of milestone and royalty payments from our few remaining licensed patents, but we do not expect any such amounts to be material. We believe that our existing cash and cash equivalents on hand will be sufficient to fund our operations, at least, through March 2027, if the Merger is not consummated. Our future royalty revenues are expected to be de minimis over the foreseeable future and we cannot assure you that we will receive any royalty, milestone or other revenues.

We have entered into the Merger Agreement with Viskase for an all-stock transaction. We anticipate that we will continue to incur transaction costs in connection with the Merger. If the Merger is not completed, we will continue to be positioned as a public company acquisition vehicle.

Cash used in operating activities, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities, during the year ended December 31, 2025 was approximately $3,010,000, as compared to net cash from operating activities during the year ended December 31, 2024 of $1,122,000. The decrease of approximately $4,132,000 was primarily attributable to the transaction costs of approximately $3,955,000 in the 2025 period related to the Merger for which there was no corresponding amount in the year ended December 31, 2024 and the decrease in interest and dividend income of approximately $531,000, decreasing to approximately $1,921,000 during the year ended December 31, 2025, from approximately $2,452,000 during the comparable period in 2024.

Cash used in financing activities represents cash dividends of approximately $1,275,000 paid to holders of the Company’s Series C Preferred Stock in 2025 relating to the 2024 period.

The net effect of the foregoing was a decrease of cash and cash equivalents of approximately $4,285,000 from approximately $46,859,000 for the year ended December 31, 2024 to approximately $42,574,000 for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2025, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2025 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company is projecting pre-tax book loss through the expected closing date of the pending Merger with Viskase. Upon review of positive and negative evidence in determining a partial reversal of the valuation allowance, the Company has concluded that a full valuation allowance is necessary. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. Additionally, our management believes that our NOLs will not be limited by any changes in our ownership as a result of the successful completion of the Merger (See Note 13 to the Consolidated Financial Statements).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, who is the same individual, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)Management’s Report on Internal Control over Financial Reporting

It is the responsibility of the management of Enzon Pharmaceuticals, Inc. and subsidiaries to establish and maintain adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer, who is also our Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Enzon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Enzon are being made only in accordance with authorizations of management and directors of Enzon; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Enzon’s assets that could have a material effect on the consolidated financial statements of Enzon.

Our Principal Executive Officer, who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We concluded that as of December 31, 2025 our internal control over financial reporting was effective based on those criteria.

(d)Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Item 9B. Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2026 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2025, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2025 to include the information required by this Item 10.

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

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2026 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2025, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2025 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2026 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2025, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2025 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2026 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2025, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2025 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2026 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2025, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2025 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1˄	Agreement and Plan of Merger, dated as of June 20, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp., and Viskase Companies, Inc.	(18)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(4)
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(5)
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	(10)
4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	+
4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(4)
4.3	First Amendment to the Section 382 Rights Agreement, dated as of June 4, 2021 and effective as of June 2, 2021, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	(6)
4.4	Second Amendment to the Section 382 Rights Agreement, dated as of May 16, 2024, by and between Enzon Pharmaceuticals, Inc., and Continental Stock Transfer & Trust Company	(12)
4.5	Third Amendment to the Section 382 Rights Agreement, dated as of March 31, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(13)
4.6	Fourth Amendment to the Section 382 Rights Agreement, dated as of August 13, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(14)
4.7	Fifth Amendment to the Section 382 Rights Agreement, dated as of September 30, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(15)
4.8	Sixth Amendment to the Section 382 Rights Agreement, dated as of December 23, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(16)
4.9	Seventh Amendment to the Section 382 Rights Agreement, dated as of January 30, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(17)
4.10	Eighth Amendment to the Section 382 Rights Agreement, dated as of February 27, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(21)
10.1	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)
10.2	Amended and Restated 2013 Outside Director Compensation Plan**	(7)
10.3	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(8)
10.4	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(8)
10.5	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(9)
10.6	Independent Contractor Agreement, effective as of February 24, 2022, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein **	(10)
10.7	Form of Indemnification Agreement for members of the Board of Directors **	(11)
10.8	Support Agreement, dated as of June 20, 2025, by and between Icahn Enterprises Holdings L.P. and certain of its affiliates, Enzon Pharmaceuticals, Inc. and Viskase Companies, Inc.	(18)

10.9	First Amendment to Agreement and Plan of Merger, dated as of October 24, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp., and Viskase Companies, Inc.	(19)
10.10	First Amendment to Support Agreement, dated as of October 24, 2025, by and between Icahn Enterprises Holdings L.P. and certain of its affiliates, Enzon Pharmaceuticals, Inc. and Viskase Companies, Inc.	(19)
19.1	Insider Trading Policy	(20)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Calculation Linkbase Document	+
101.LAB	Inline XBRL Labels Linkbase Document	+
101.PRE	Inline XBRL Presentation Linkbase Document	+
101.DEF	Inline XBRL Definition Linkbase Document	+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	+
+	Filed herewith
*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
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

˄

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010
(2)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013
(3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002
(4)	Current Report on Form 8-K filed August 14, 2020
(5)	Current Report on Form 8-K filed September 23, 2020
(6)	Current Report on Form 8-K filed June 8, 2021
(7)	Quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
(8)	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019
(9)	Current Report on Form 8-K filed September 1, 2020

(10)	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022
(11)	Quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed April 26, 2022
(12)	Current Report on Form 8-K May 22, 2024
(13)	Current Report on Form 8-K filed with the SEC on April 1, 2025
(14)	Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025
(15)	Current Report on Form 8-K filed with the SEC on September 30, 2025
(16)	Current Report on Form 8-K filed with the SEC on December 23, 2025
(17)	Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026
(18)	Current Report on Form 8-K filed June 23, 2025
(19)	Current Report on Form 8-K filed October 24, 2025
(20)	Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on April 28, 2025
(21)	Current Report on Form 8-K filed on February 27, 2026

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 2, 2026	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Feinstein	Chief Executive Officer, Chief Financial Officer and Secretary	March 2, 2026
Richard L. Feinstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Randolph C. Read	Director (Chairman of the Board)	March 2, 2026
Randolph C. Read

/s/ Jordan Bleznick	Director	March 2, 2026
Jordan Bleznick

/s/ Jaffrey (Jay) A. Firestone	Director	March 2, 2026
Jaffray A. Firestone

/s/ Stephen T. Wills	Director	March 2, 2026
Stephen T. Wills

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, mezzanine equity and stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended December 31, 2025, the Company had deferred tax assets before valuation allowances of approximately $29.7 million. As of December 31, 2025, the Company has recorded a valuation allowance of approximately $29.7 million on the deferred tax assets, resulting in a deferred tax asset of $0 as of December 31, 2025. In assessing the realizability of deferred tax assets, the Company must assess its tax planning strategies, enacted and effective tax law considerations, and whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration, using assumptions about Company-specific conditions and events.

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

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the valuation of deferred taxes. Our procedures also included, among others, an evaluation of: (a) the expiration dates of certain deferred tax assets, primarily federal and state net operating loss carryforwards, (b) whether the Company may have experienced an ownership change resulting in annual limitation of net operating loss carryforwards, and (c) the assumptions used by the Company to develop projections of future taxable income (loss) by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. We compared the projections of future taxable income (loss) with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income (loss) with other forecasted financial information prepared by the Company. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in considering whether management demonstrated their ability and intent in executing planned strategies, including the reasonableness of the application of enacted and effective tax law.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 2, 2026

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$42,574	$46,859
Other current assets	239	293
Total current assets	42,813	47,152
Deferred tax asset	—	17

Total assets	$42,813	$47,169

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$331	$331
Accrued expenses and other current liabilities	400	72
Dividends payable on Series C preferred stock	—	1,275
Total current liabilities	731	1,678

Commitments and contingencies

Mezzanine equity:
Series C preferred stock - $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation value $1,115 per share and $1,062 per share) at December 31, 2025 and 2024, respectively	44,607	42,483

Stockholders’ (deficit) equity:
Preferred stock - $0.01 par value, authorized 2,960,000 shares; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 74,214,603 shares at December 31, 2025 and 2024	742	742
Additional paid-in capital	70,034	72,158
Accumulated deficit	(73,301)	(69,892)
Total stockholders’ (deficit) equity	(2,525)	3,008
Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$42,813	$47,169

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenues:
Royalties and milestones, net	$—	$26
Total revenues	—	26

Operating expenses:
General and administrative	1,356	1,353
Transaction expenses	3,955	—
Total operating expenses	5,311	1,353

Operating loss	(5,311)	(1,327)
Interest and dividend income	1,921	2,452

(Loss) income before income tax expense	(3,390)	1,125

Income tax expense	(19)	(347)

Net (loss) income	(3,409)	778
Dividends on Series C Preferred Stock	(2,124)	(1,275)
Net loss available to common shareholders	$(5,533)	$(497)

Loss per common share
Basic and diluted	$(0.07)	$(0.01)
Weighted average number of common shares
Basic and diluted	74,215	74,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Mezzanine Equity – Series C
	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2023	40	$42,483	74,215	$742	$73,433	$(73,301)	$(3,505)
Net income	—	—	—	—	—	778	778
Preferred stock dividend declared	—	—	—	—	(1,275)	—	(1,275)
Balance, December 31, 2024	40	42,483	74,215	742	72,158	(69,892)	3,008
Net loss	—	—	—	—	—	(3,409)	(3,409)
Preferred stock dividend accretion	—	2,124	—	—	(2,124)	—	(2,124)
Balance, December 31, 2025	40	$44,607	74,215	$742	$70,034	$(73,301)	$(2,525)

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows (used in) provided by operating activities:
Net (loss) income	$(3,409)	$778
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	17	342
Changes in operating assets and liabilities
Decrease in other current assets	54	38
Increase (decrease) in accrued expenses and other current liabilities	328	(36)
Net cash (used in) provided by operating activities	(3,010)	1,122

Cash flows from financing activities:
Preferred stock dividend payments	(1,275)	(1,275)
Net cash used in financing activities	(1,275)	(1,275)

Net decrease in cash	(4,285)	(153)
Cash and cash equivalents at beginning of year	46,859	47,012
Cash and cash equivalents at end of year	$42,574	$46,859

Non-cash financing activities:
Declaration of dividend for Series C Preferred Stock	$—	$1,275
Accretion of 5% liquidation preference for Series C Preferred Stock	$2,124	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “Enzon,” “we” or “us”) is positioned as a public company acquisition vehicle. The Company maintains its principal executive offices at 20 Commerce Drive, Suite 135, Cranford, New Jersey 07016 through a service agreement with Regus Management Group, LLC.

Historically, we have received royalty revenues from licensing arrangements with other companies primarily related to sales of certain drug products that utilized Enzon’s proprietary technology. For more than ten years, we have had no clinical operations and limited corporate operations. We previously were a party to a marketing agreement relating to the drug Vicineum, which, if approved, could have potentially generated milestone and royalty payments to us in the future. However, our licensee for this drug was canceled by the counterparty to the marketing agreement and our patent for Vicineum has since expired. Accordingly, we do not believe any future revenue will be earned from this product or that if any such revenue is earned it will be material.

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

On June 20, 2025, the Company, EPSC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Viskase Companies, Inc. (“Viskase”) entered into an Agreement and Plan of Merger, which was amended on October 24, 2025 (as amended, the “Merger Agreement”). Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into Viskase, with Viskase as the surviving entity following the merger as a wholly owned subsidiary of Enzon (the “Merger”). Following consummation of the Merger, it is anticipated that Enzon’s pre-closing stockholders, including holders of Enzon’s Series C Non-Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), will hold 45% of the outstanding shares of Enzon’s Common Stock following the Merger, and Viskase’s current stockholders will hold 55% of the outstanding shares of Enzon’s Common Stock following the Merger. If the Merger is completed, Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.” and its common stock will be quoted on the OTCQB tier of the OTC Markets Group, Inc., although pursuant to the rules of the OTCQB, Enzon is required to re-apply to the OTCQB following such change of control transaction. (See Note 13.)

(2)           Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Enzon Pharmaceuticals, Inc. and its wholly owned subsidiaries, SCA Ventures, Inc. and EPSC Acquisition Corp. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

Financial Instruments and Fair Value

The carrying values of cash and cash equivalents, royalty receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2025 and 2024 due to their short-term nature. As of December 31, 2025 and 2024, the Company held cash equivalents aggregating approximately $42.4 million and $46.8 million, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Royalty revenues, if any, from the Company’s agreements with third parties and pursuant to the sale of the Company’s former specialty pharmaceutical business are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. Because the Company records revenue only when collection is assured, no provision for uncollectible accounts is established upon recognition of revenues.

Contingent payments, if any, with third parties and pursuant to the sale of the Company’s former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured, such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earnings process.

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

(3)          Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU was adopted effective January 1, 2025. The Company incorporated the required disclosures in Note 8 on a retrospective basis.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Company in its annual reporting on January 1, 2027. The Company does not plan to adopt this standard early. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on the Company’s disclosures.

Other recent Accounting Standards Updates issued by the FASB and guidance issued by the Securities and Exchange Commission (“SEC”) did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4)          Accounts Payable, Accrued Expenses and Dividends Payable on Series C Preferred Stock

Prior to 2017, the Company’s primary source of royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). At December 31, 2021, we recorded a liability to Merck of approximately $331,000 (net of a royalty interest of 25% held by DRI Capital, Inc.), based primarily on Merck’s assertions regarding recoupments related to prior returns and rebates. During the following years, no additional royalties or recoupments related to PegIntron were reported by Merck. As such, as asserted by Merck, the Company’s recorded liability to Merck remained at $331,000 at December 31, 2025 and 2024. The Company will receive no future royalties or chargebacks from Merck.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Professional and consulting fees	$33	$67
Accrued transaction costs	358	—
Other	9	5
	$400	$72

Due to the restrictions in the Merger Agreement, the Company was not permitted to pay a cash dividend on its Series C Preferred Stock for 2025. Accordingly, the liquidation preference was increased by an amount equal to 5% per share as in effect at such time, aggregating approximately $2,124,000 ($53.10 per share), to $44,607,452.

On December 20, 2024, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000. At December 31, 2024, this amount was recorded as a dividend payable. The dividend was paid on January 9, 2025 to the holders of record of the Company’s Series C Preferred Stock as of January 2, 2025.

(5)          Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which, at December 31, 2025 and 2024, 40,000 shares have been issued, are outstanding and are designated as Series C Preferred Stock in connection with the Rights Offering discussed in Note 11 and 100,000 shares have been designated as Series A-1 Junior Participating Preferred Stock in connection with the August 2020 Section 382 rights plan discussed in Note 10.

(6)          Cash Dividend

Pursuant to the terms of the Merger Agreement, the Company is not permitted to pay any dividends to the holders of its Common Stock or to pay any cash dividends to the holders of its Series C Preferred Stock while the transactions contemplated by the Merger Agreement are pending.

No dividend on the shares of the Company’s common stock has been paid or declared during the years ended December 31, 2025 and 2024.

Due to the restrictions in the Merger Agreement, the Company was not permitted to pay a cash dividend on its Series C Preferred Stock for 2025. However, pursuant to the terms of the Series C Preferred Stock, if a cash dividend is not paid, the Company must accrete an increase in liquidation preference equal to 5% of the liquidation preference as in effect at such time. Accordingly, the Series C Preferred Stock was adjusted and increased by an amount equal to 5% of the liquidation preference ($42,483,402) as in effect at such time, which aggregated approximately $2,124,000 ($53.10 per share) at December 31, 2025. Following such adjustment the liquidation preference of the Series C Preferred Stock at December 31, 2025 was approximately $44,607,452 ($1,115 per share).

On December 20, 2024, the Board declared a cash dividend of 3% on the Series C Preferred Stock, aggregating approximately $1,275,000 or $31.86 per share. Accordingly, the cumulative liquidation value of the Series C Preferred Stock was approximately $42,483,000 ($1,062 per share) on December 31, 2024. The dividend was paid on January 9, 2025 to the holders of record of the Company’s Series C Preferred Stock as of January 2, 2025 (See Note 11 to the Consolidated Financial Statements).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)          (Loss) Income Per Common Share

Basic and diluted loss per common share (EPS) is calculated by dividing net (loss) income, less any dividends, accretion or reduction or redemption on the Company’s Series C Preferred Stock, by the weighted average number of common shares outstanding during the reported period. During each of the years ended December 31, 2025 and 2024, there were no common stock equivalents. Nor are there any other equity-based incentives outstanding during any of the periods reported hereunder, and accordingly, basic and diluted EPS are the same throughout. As discussed in Note 13, the Company has entered into the Merger Agreement. Pursuant to such agreement the Company will be initiating a 1-for-100 reverse split of its common stock prior to closing the Merger. (Loss) income per common share information is as follows (in thousands, except per share amounts) for the years ended December 31, 2025 and 2024 and pro forma (unaudited) for the years ended December 31, 2025 and 2024:

	2025	2024
(Loss) Income per Common Share – Basic and Diluted
Net (loss) income for year	$(3,409)	$778
Dividends on Series C preferred stock	(2,124)	(1,275)
Net loss available to common shareholders	$(5,533)	$(497)

Weighted-average number of common shares outstanding	74,215	74,215

Basic and diluted loss per common share	$(0.07)	$(0.01)

(Loss) Income per Common Share – Basic and Diluted - Pro Forma (unaudited)
Pro forma weighted-average number of common shares outstanding	742	742

Pro forma basic and diluted loss per common share	$(7.46)	(0.67)

(8)          Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(3,390)	$1,125
Foreign	—	—
(Loss) income before taxes	$(3,390)	$1,125

The components of the income tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	2	5
Total current	2	5
Deferred:
Federal	13	255
State	4	87
Total deferred	17	342

Income tax expense	$19	$347

The state jurisdiction that makes up the majority (greater than 50%) of the state income tax category is New Jersey.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cash paid for income taxes (net of refunds) during the year are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Federal	$—	$—
New Jersey	2	2
Total income taxes paid	$2	$2

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (21% for years ended December 31, 2025 and 2024) to income before taxes (in thousands):

	Year Ended December 31,
	2025		2024
	$	%	$	%
U.S. Federal Statutory Tax Rate	$(712)	21.0%	$236	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	6	(0.2)%	88	7.8%
Tax Credits
Expiration of research and development credit	624	(18.4)%	1,694	150.6%
Change in Valuation Allowance	(2,649)	78.1%	(1,674)	(148.8)%
Nondeductible Items
Transaction costs	831	(24.5)%	—	0.0%
Other
Expiration of federal net operating loss	1,920	(56.6)%	—	0.0%
Other	(1)	0.0%	3	0.2%
Total income tax expense	$19	(0.6)%	$347	30.8%

No federal income tax expense was incurred in relation to normal operating results.

As of December 31, 2025 and 2024, the cumulative tax effects of temporary differences that give rise to the deferred tax assets were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Federal and state net operating loss carryforward	$20,906	$22,983
Research and development credits carryforward	8,803	9,426
Total gross deferred tax assets	29,709	32,409
Less valuation allowance	(29,709)	(32,392)
Net deferred tax assets	$—	$17

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is projecting 2026 pre-tax book loss through the expected closing date of the pending Merger with Viskase. Upon review of positive and negative evidence, the Company has concluded that a full valuation allowance is necessary. Additionally, due to the valuation allowance placed on the Company’s deferred tax assets, the expiration of research and development credits and federal net operating losses during the year caused a corresponding reduction in valuation allowance. As a result, the valuation allowance for the Company decreased during the year ended December 31, 2025.

Management of the Company will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

At December 31, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $91.7 million. Approximately $9.2 million of the federal NOLs expired in 2025. Approximately $88.6 million will expire in the years 2026 through 2036. At December 31, 2025, the Company had New Jersey state NOLs of approximately $23.1 million that expire in the years 2031

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through 2042. Under the Tax Cuts and Jobs Act, federal net operating losses generated in tax years beginning after December 31, 2017 have an unlimited carryforward period, and the amount of net operating loss allowed to be utilized each year is limited to 80% of taxable income.

The Company also had federal research and development (“R&D”) credit carryforwards of approximately $624,000 that expired in 2025 and $1.7 million that expired in 2024. The Company has remaining R&D credit carryforwards of approximately $8.8 million that expire in the years 2026 through 2029. These deferred tax assets were subject to a valuation allowance such that the deferred tax expense incurred as a result of the expiration of the capital loss and R&D credit carryforwards was offset by a corresponding deferred tax benefit for the related reduction in valuation allowance.

The Company’s ability to use the NOLs and R&D tax credit carryforwards may be limited, as they are subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 (“Section 382”) of the Code, or may otherwise expire before the Company has the opportunity to use them. In an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOLs, the Board adopted a Section 382 rights plan. (See Note 10 to the Consolidated Financial Statements.)

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

(9)         Commitments and Contingent Liabilities

From time to time, we may be engaged in litigation arising in the ordinary course of our business. We are not presently a party to any litigation and we are not aware of any pending or threatened litigation against us.

(10)        Section 382 Rights Plan

On August 14, 2020, the Company entered into the Section 382 Rights Agreement with Continental Stock Transfer & Trust Company, as rights agent (as amended, the “Rights Agreement”), in order to protect its NOLs, certain credits and other tax attributes. The Merger Agreement requires that the Company terminate the Rights Plan prior to the consummation of the Merger. On January 30, 2026, the Company entered into an amendment to the Rights Agreement to extend the final expiration date of the Rights Agreement to February 27, 2026. On February 27, 2026, the Company entered into an additional amendment to the Rights Agreement to extend the final expiration date of the Rights Agreement to noon, New York City time, on March 11, 2026. The Company may further extend the term of the Rights Agreement to the extent necessary to provide that the Rights Agreement will terminate immediately prior to the date on which the Merger is consummated.

(11)        Series C Preferred Stock and Rights Offering

On October 9, 2020, the Company completed a rights offering (the “Rights Offering”) pursuant to which it offered its existing stockholders the ability to purchase rights consisting of shares of its Series C Preferred Stock and shares of its Common Stock. In connection with the Rights Offering, the Company realized gross proceeds of approximately $43.6 million and issued 40,000 shares of its Series C Preferred Stock and 30,000,000 shares of its Common Stock. As of December 31, 2025, there are an aggregate of 40,000 shares of Series C Preferred Stock and 74,214,603 shares of Common Stock outstanding.

The terms of the Series C Preferred Stock provide, on an annual basis, that the Board may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date. Pursuant to the terms of the Merger Agreement, the Company is not permitted to pay any dividends to the holders of its Common Stock and the Company is not permitted to pay any cash dividends to the holders of its Series C Preferred Stock while the transactions contemplated by the Merger Agreement are pending.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the restrictions in the Merger Agreement, the Company is not permitted to pay a cash dividend on its Series C Preferred Stock for 2025. However, pursuant to the terms of the Series C Preferred Stock, if a cash dividend is not paid, the Company must accrete an increase in liquidation preference equal to 5% of the liquidation preference as in effect at such time. Accordingly, the Series C Preferred Stock was adjusted and increased by an amount equal to 5% of the liquidation preference as in effect at such time ($42,483,400), which aggregated approximately $2,124,000 ($53.10 per share) at December 31, 2025. Following such adjustment the liquidation preference of the Series C Preferred Stock at December 31, 2025 was approximately $44,607,400.

The Company has commenced an exchange offer (the “Series C Exchange Offer”) which allows holders of its Series C Preferred Stock to elect to exchange their shares of Series C Preferred Stock for shares of its Common Stock. Holders of Series C Preferred Stock that do not participate in the Series C Exchange Offer will not have the right to exchange their shares of Series C Preferred Stock into shares of Enzon’s Common Stock following the expiration of the Series C Exchange Offer. The Series C Exchange Offer is open to holders of Enzon’s Series C Preferred Stock that are held by holders other than Icahn Enterprises Holdings L.P., a Delaware limited partnership (“IEH”), and certain of its affiliates (collectively with IEH, the “IEH Parties”). Any shares of Enzon’s Series C Preferred Stock held by holders other than the IEH Parties that are not exchanged for shares of Enzon’s Common Stock in the Series C Exchange Offer will remain outstanding pursuant to their current terms. Pursuant to the terms of the Merger Agreement, the IEH Parties are required to exchange the shares of the Company’s Series C Preferred Stock into shares of the Company’s Common Stock prior to the completion of the Merger in a private exchange offer.

Since November 1, 2022, the Company is able to redeem the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Accordingly, the Series C Preferred Stock has been classified in mezzanine equity on the Consolidated Balance Sheets. Holders of Series C Preferred Stock have the right to demand that the Company redeem their shares of Series C Preferred Stock in the event that the Company experiences a change of control, such as the Merger. Under the terms of Enzon’s Series C Preferred Stock, Enzon may redeem any outstanding shares of its Series C Preferred Stock for a cash amount equal to the aggregate liquidation preference of such shares.

(12)        Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who is also its chief financial officer. As the Company is a public company acquisition vehicle, where it can become an acquisition platform, has no operating activities and derives the majority of its income from interest, our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. As such, the Company operates as one reportable segment. The CODM uses consolidated net (loss) income to assess financial performance and allocate resources. The significant expenses within net (loss) income are separately presented in the Company’s Consolidated Statements of Operations.

(13)        Merger Agreement

On June 20, 2025, the Company, Merger Sub and Viskase entered into the Merger Agreement. Upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into Viskase, with Viskase as the surviving entity following the Merger. Following consummation of the Merger, it is anticipated that Enzon’s pre-closing stockholders, including holders of the Series C Preferred Stock who exchange their shares for shares of Enzon’s Common Stock pursuant to the Series C Exchange Offer, will hold 45% of the outstanding shares of Enzon’s Common Stock and Viskase’s pre-closing stockholders will hold 55% of the outstanding shares of Enzon’s Common Stock. If the Merger is completed, Enzon Pharmaceuticals, Inc. will change its name to “Viskase Holdings, Inc.” and its common stock will be quoted on the OTCQB tier of the OTC Markets Group, Inc., although pursuant to the rules of the OTCQB, Enzon is required to re-apply to the OTCQB following such change of control transaction.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement and the transactions contemplated thereby, including the anticipated amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the consolidation of the issued and outstanding shares of the Enzon’s Common Stock at a ratio of 1-for-100 (which the Company refers to as the “Reverse Stock Split”), were approved by the requisite holders of Enzon’s Common Stock. The closing of the transactions contemplated by the Merger Agreement is subject to satisfaction or waiver of the remaining customary conditions to closing as set forth in the Merger Agreement.

(14)        Common Stock and Trading Market

On August 11, 2025, the Company was notified by the OTCQX Markets Group (the “OTCQX”), the marketplace for the over-the-counter trading of its stock, that it no longer met the standards for continued qualification for the OTCQX, in that its stock bid price had fallen below $0.10 per share for 30 consecutive calendar days. On August 12, 2025, the Company began trading on the OTCQB Market.

(15)        Subsequent Events

On January 30, 2026, as required by the Merger Agreement (see Note 13), the Company commenced an exchange offer pursuant to which the Company offered each holder of the its Series C Preferred Stock to exchange each share of Enzon’s Series C Preferred Stock held by such stockholder for a number of shares of Enzon’s Common Stock equal to (i) the aggregate liquidation preference of each share of Enzon’s Series C Preferred Stock, divided by (ii) $7.83 after giving effect to the Reverse Stock Split (referred to as the “Series C Exchange Offer”). The Series C Exchange Offer will expire one minute after 11:59 p.m., Eastern Time, on March 9, 2026, unless extended or terminated in Enzon’s sole discretion or in accordance with applicable law.

On February 11, 2026, the Company received the requisite consents from holders of its Common Stock approving the Merger Agreement and the transactions contemplated thereby, including the anticipated amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the consolidation of the issued and outstanding shares of the Enzon’s Common Stock at a ratio of 1-for-100 (which we refer to as the “Reverse Stock Split”). The Reverse Stock Split has not yet been effected but will be effective prior to the completion of the Merger. The closing of the transactions contemplated by the Merger Agreement is subject to satisfaction or waiver of the remaining conditions to closing as set forth in the Merger Agreement.

On January 30, 2026, the Company entered into an amendment to the Rights Agreement (see Note 10) to extend the final expiration date of the Rights Agreement to February 27, 2026. On February 27, 2026, the Company entered into an additional amendment to the Rights Agreement to extend the final expiration date of the Rights Agreement to noon, New York City time, on March 11, 2026. The Merger Agreement requires that we terminate the Rights Plan prior to the consummation of the Merger. We may further extend the term of the Rights Agreement to the extent necessary to provide that the Rights Agreement will terminate immediately prior to the date on which the Merger is consummated.