Form 10-K/A
period 2025-12-31
Viskase Holdings, Inc.
filed 2026-04-29
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-12957

Viskase Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 East Butterfield Road, Suite 400 Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 874-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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

There were 14,331,620 shares of Common Stock issued and outstanding as of April 29, 2026. The foregoing reflects the 1-for-100 reverse stock split effected by the Company on March 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Firm ID	Auditor Location
EisnerAmper LLP	274	Philadelphia, Pennsylvania

VISKASE HOLDINGS, INC.

2025 Annual Report on Form 10-K/A

(Amendment No. 1)

EXPLANATORY NOTE

Viskase Holdings, Inc. (formerly known as Enzon Pharmaceuticals, Inc.) (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (our “Annual Report”). We are amending the Annual Report to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The Part III Information, pursuant to General Instruction G(3), is required to be filed no later than 120 days after the Company’s fiscal year-end.

On March 26, 2026, pursuant to the Agreement and Plan of Merger, dated as of June 20, 2025, as amended on October 24, 2025 (the “Merger Agreement”), by and among Enzon Pharmaceuticals, Inc. (“Enzon”), EPSC Acquisition Corp. (“Merger Sub”), and Viskase Companies, Inc. (“Viskase Companies”), Merger Sub was merged with and into Viskase Companies (the “Merger”), with Viskase Companies continuing as the surviving entity following the Merger as a wholly owned subsidiary of Enzon. Promptly following the Merger, Viskase Companies converted into a limited liability company under Delaware law. Promptly following the closing on the Closing Date, Enzon filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to change its name to “Viskase Holdings, Inc.” In connection with the Merger, and prior to the effective time of the Merger (the “Effective Time”), the Company effected a reverse stock split of the Company’s common stock (the “Common Stock”) at a ratio of 1-for-100 (the “Reverse Split”). The amounts reflected herein do not account for the Reverse Split unless otherwise noted.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certification from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certification of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibit 31.1 and 31.2, respectively. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including a currently dated certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not amend any other information set forth in our Annual Report and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with our Annual Report and with our filings with the SEC subsequent to our Annual Report.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors as of December 31, 2025.

Name	Age	Director/Officer Since	Position with Our Company
Randolph C. Read	73	2020	Chairman of the Board
Jordan Bleznick	70	2020	Director
Jaffery (Jay) A. Firestone	69	2022	Director
Stephen T. Wills	69	2025	Director
Richard L. Feinstein	82	2013	Chief Executive Officer, Chief Financial Officer, and Secretary

Directors

Randolph C. Read – Mr. Read was a director of Enzon from August 2020 to April 29, 2026, and served as Enzon’s Chairman of the Board and Chairman of the Finance and Audit Committee. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC for more than five years and has been President and Chief Executive Officer of International Capital Markets Group, Inc. for more than five years. Mr. Read has served since November 2018 as an independent manager/ director and Chairman of the Board of Managers of New York REIT Liquidating, LLC, a successor to New York REIT, Inc., a publicly traded (NYSE) real estate investment trust, where Mr. Read served as an independent director from December 2014 to November 2018, including as Chairman of its Board of Directors from June 2015 to November 2018. Mr. Read has served as an independent Director of SandRidge Energy, Inc. (NYSE), an oil and natural gas exploration and production company, since June 2018, and has served as an independent Director of Virtuix Holdings, Inc. (NASDAQ), a virtual reality gaming systems and products company, since August 2025. Mr. Read previously served as an independent director of Luby’s Inc. (NYSE) from August 2019 to August 2021. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. Mr. Read is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

Mr. Read’s qualifications to serve as a director of our Company included his significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance, and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles, including his experience as Chairman of our board of directors.

Jordan Bleznick – Mr. Bleznick has been a director of Enzon since August 2020. From April 2002 through his retirement in April 2023, Mr. Bleznick was the Vice President/Taxes of Starfire Holding Corporation, a privately held holding company controlled by Carl C. Icahn. From April 2002 through his retirement in April 2023, Mr. Bleznick was the Chief Tax Counsel for various Affiliates of Mr. Icahn. From March 2023 until October 2025, Mr. Bleznick was a director and Chairman of the Board, and member of the compensation committee, of the general partner of CVR Partners, LP, a public nitrogen fertilizer company controlled by Mr. Icahn. From April 2021 until April 2023, Mr. Bleznick was a director for various other Affiliates of Mr. Icahn, including American Entertainment Properties Corp., which is the primary operating subsidiary of Icahn Enterprises L.P. From March 2000 through March 2002, Mr. Bleznick was a partner in the New York City office of the law firm DLA Piper. From March 1984 until February 2000, Mr. Bleznick was an associate and then a partner in the New York City law firm Gordon Altman Weitzen Shalov and Wein. Mr. Bleznick received a B.A. in Economics from the University of Cincinnati, a J.D. from The Ohio State University College of Law and an L.L.M. in Taxation from the New York University School of Law.

Mr. Bleznick’s qualifications to serve as a director of our Company include his expertise in tax law and his involvement with other public companies owned by Carl C. Icahn and affiliated entities.

Jaffery (Jay) A. Firestone – Mr. Firestone was a director of our Company from June 2022 until March 26, 2026 as of the closing of the Merger. He has served as Chairman and Chief Executive Officer at Prodigy Pictures Inc., a producer of film, television and cross-platform media, since 2006. Previously, Mr. Firestone established Fireworks Entertainment in 1996 to produce, distribute and finance television programs and feature films. In 1998, Fireworks Entertainment was acquired by CanWest Global Communications Corporation and Mr. Firestone was named chairman and chief executive officer and oversaw the company’s Los Angeles and London based television operations as well as its Los Angeles feature film division, Fireworks Pictures. In addition, Mr. Firestone oversaw the company’s interest in New York based IDP Distribution, an independent distribution and marketing company formed by Fireworks Entertainment in 2000 as a joint venture with Samuel Goldwyn Films and Stratosphere Entertainment. Mr. Firestone has served on the board of directors for the Academy of Canadian Cinema and Television and the Academy of Television Arts and Sciences International Council in Los Angeles. Mr. Firestone has led two initial public offerings. Mr. Firestone has been a director of CVR Energy, Inc. (NYSE), a diversified holding company primarily engaged in the renewables, petroleum refining and marketing business, since April 2020 and SandRidge Energy, Inc. (NYSE) since May 2021, and previously served as a director of Voltari Corporation, a commercial real estate company, from July 2011 through September 2019. Mr. Firestone obtained a degree in commerce from McMaster University.

Mr. Firestone’s qualifications to serve as a director of our Company included his extensive experience in dealing with financial reporting and his past service on other public company boards.

Stephen T. Wills, CPA, MST – Mr. Wills was a director of our Company from January 2025 until March 26, 2026 as of the closing of the Merger. Mr. Wills, CPA, MST, currently serves as the Chief Financial Officer, Treasurer, Secretary (since 1997), and Chief Operating Officer (since 2011), of Palatin Technologies, Inc. a biopharmaceutical company developing medicines based on molecules that modulate the activity of the melanocortin receptor system. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as chairperson from October 2017 until August 2022, and is the chair of the audit committee and a member of the compensation committee. Mr. Wills served on the board of directors of Gamida Cell Ltd., a cellular and immune therapeutics company, and as chair of the audit committee and a member of the compensation committee, from March 2019 through June 2024, when Gamida was acquired by Highbridge Capital Management. Mr. Wills served as the Chief Financial Officer of Cactus Acquisition Corp, a Special Purpose Acquisition Company, from November 2021 until March 2024, when a new sponsor acquired majority ownership. Mr. Wills served on the board of directors of Amryt Pharma, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, and as chair of the audit committee and a member of the compensation committee, from September 2019 through April 2023, when Amryt was acquired by Chiesi Farmaceutici. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University. Mr. Wills’ qualifications to serve as a director of our Company included his significant business experience as a director and an executive officer.

Management

Richard L. Feinstein – Mr. Feinstein served as our Chief Executive Officer, Chief Financial Officer, and Secretary since February 2021 until March 26, 2026 as of the closing of the Merger, having previously served as Vice President — Finance and Chief Financial Officer since March 2016. Prior to that, Mr. Feinstein served as our Vice President — Finance and Principal Financial Officer since December 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From 2015 to 2019, he provided financial consulting services to General Cannabis Corp, a public company. During July 2016, he provided consulting services to Hamaspik, Inc. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps; a board member and chair of the audit committee of EDGAR Online, Inc.; a board member and chair of the finance committee of the New York Road Runners; and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

Post-Merger Board Composition

Effective upon the closing of the Merger on March 26, 2026, Messrs. Firestone, Wills and Feinstein resigned from their positions at Enzon and Messrs. Dustin DeMaria, Robert E. Flint, Colin Kwak, Kenneth Shea, and Peter K. Shea were appointed to serve on the Board of the Company following the closing of the Merger. On April 29, 2026, Messrs. Read and Peter Shea resigned from their positions as directors of the Company. As of April 29, 2026, the Board of Directors of the Company is comprised of Jordan Bleznick, Dustin DeMaria, Robert E. Flint, Colin Kwak, and Kenneth Shea. For biographical information regarding our current directors, please see the Information Statement on Schedule 14F-1 filed by the Company with the SEC on February 26, 2026.

Director Independence

Although our Common Stock is no longer listed on The Nasdaq Stock Market (“Nasdaq”), our Board continues to use the definition of independence set forth in the listing standards of Nasdaq in evaluating the independence of our directors. For the fiscal year ended December 31, 2025, our Board determined that each of Messrs. Read, Bleznick, Firestone and Wills was independent as defined by the listing standards of Nasdaq.

Meetings and Attendance

Our Board held 12 meetings during fiscal year 2025. Each director who served on the Board during fiscal year 2025 attended at least 75% of the total number of meetings held during fiscal year 2025 by our Board and committees of our Board of which such director was a member (during the period that the director served).

The Company did not hold an annual general meeting during its fiscal year ended December 31, 2025. We do not have a policy requiring our directors to attend our annual stockholders’ meetings.

Board Leadership Structure

Our Board is led by a Chairperson appointed by our Board annually. The Chairperson leads our Board in its role of providing advice to, and overseeing the performance of, our Chief Executive Officer. For the year ended December 31, 2025, Randolph C. Read served as the Chairman of the Board, and Richard L. Feinstein served as our Chief Executive Officer. Our Board does not have a formal policy with respect to the separation of the positions of Chairperson and Chief Executive Officer. However, our Board believes that separating these positions allows the Chief Executive Officer to focus on day-to-day operations, while allowing the Chairperson to lead our Board in its primary role of review and oversight of management.

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

Standing Committees of our Board

During 2025, there were two standing committees of the Board — the Finance and Audit Committee and the Special Committee.

Finance and Audit Committee

During 2025, our Finance and Audit Committee was comprised of Mr. Read, who has also served as Chairman of the committee since August 2020, Mr. Firestone and Mr. Wills, who was appointed to the Finance and Audit Committee in January 2025. Our Finance and Audit Committee held six meetings during fiscal year 2025.

In evaluating the composition of our Finance and Audit Committee, our Board has determined that each member of such committee during 2025 was independent as defined by the listing standards of Nasdaq and Rule 10A-3 under the Exchange Act. Our Board determined that Mr. Read satisfied the definition of “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Special Committee

Our Special Committee was formed on January 7, 2025, and was comprised of Messrs. Read and Wills. The Enzon Board established a special committee (the “Special Committee”) of independent and disinterested directors to, among other things, analyze, evaluate and oversee a potential transaction with Viskase Companies. The Special Committee was disbanded on March 26, 2026, in connection with the closing of the Merger.

Other Board Committees

During 2025, we did not have other standing committees such as a nominating committee or a compensation committee; the Board was of the view that it was not necessary to have such committees during 2025 because the Board was composed of only four members, all of whom were independent as defined by the listing standards of Nasdaq. Our Board directly performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our Board. During 2025, the Board directly performed the functions of a compensation committee and oversees the process by which our named executive officer in 2025, who is a consultant, and directors are compensated. In 2025, we had no employees.

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

Code of Conduct

Our Board has adopted a Code of Conduct and Corporate Values (the “Code of Conduct”) that is applicable to all of our directors and executive officers. Any material changes made to the Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed on our website at www.viskase.com within four business days of such material change or waiver. A copy of our Code of Conduct is available on the Corporate Governance page of our website at www.viskase.com.

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

Item 11. Executive Compensation

Summary Compensation Table

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)(1)	($)
Richard L. Feinstein Chief Executive Officer, Chief	2025	—	17,500	—	—	215,178	232,678
Financial Officer and Secretary	2024	—	17,500	—	—	209,425	226,925
(1)	The amounts in this column reflect fees and expenses related to services rendered during fiscal years 2025 and 2024 on a consulting basis. As Mr. Feinstein was a consultant, he did not receive a base salary for fiscal year 2025 or 2024.

Narrative Disclosure to Summary Compensation Table

Richard L. Feinstein

On February 24, 2022, the Company entered into a revised consulting agreement with Richard L. Feinstein, the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. The agreement provides for Mr. Feinstein’s consulting fee to be set at $200,000 per year and an incentive of up to 25% of the fee at the discretion of our Board based on the Company’s and Mr. Feinstein’s performance. In 2023, the Board agreed to increase Mr. Feinstein’s consulting fee to $210,000. On March 26, 2026, Mr. Feinstein resigned from his positions with the Company in connection with closing of the Merger.

Outstanding Equity Awards at December 31, 2025

The 2011 Stock Option Plan and Incentive Plan was terminated effective February 24, 2022. As of December 31, 2025, Mr. Feinstein did not hold any outstanding stock options or other equity awards in the company.

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

During 2025, we did not grant any options to our named executive officer. Accordingly, no options were granted to our named executive officer within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI during the year ended December 31, 2025.

Potential Payments Upon Termination or Change in Control

Mr. Feinstein is not covered by a severance or change in control agreement and, accordingly, he would not have been entitled to receive any termination or change in control-related payments as of December 31, 2025.

Director Compensation Plan

Each non-employee director of the Company is compensated in the amount of $5,000 per month (payable in advance and earned when paid). The annual cash compensation is payable quarterly at the beginning of each quarter. As compensation for services rendered in connection with their service on the Special Committee, each of Mr. Read and Mr. Wills was entitled to (i) a cash fee of $15,000 per month, payable in advance and earned when paid, during the period of time that the Special Committee was constituted and (ii) reimbursement for all travel and incidental expenses incurred in connection with serving on the Special Committee. The cash fee and expense reimbursements are in addition to, not in lieu of, fees payable to Messrs. Read and Wills in their capacity as regular members of the Board.

Total Director Compensation

A summary of compensation paid to each of our directors during fiscal year 2025 is set forth below:

	Fees Earned
	or Paid in	Stock	Option
	Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(2)	($)(3)
Randolph C. Read	239,444	—	—	239,444
Jordan Bleznick	36,666	—	—	36,666
Jaffery (Jay) A. Firestone	36,666	—	—	36,666
Stephen T. Wills	229,666	—	—	229,666
(1)	As of December 31, 2025, none of the directors listed held any outstanding restricted stock units.
(2)	As of December 31, 2025, none of the directors listed held any outstanding stock options.

(3)Stephen T. Wills was appointed to the board effective January 7, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, our Board did not make any equity grants during 2025. Accordingly, no options were granted to our named executive officer within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed material non-public information during the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 29, 2026 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors as of such date, (iii) each of our named executive officers, and (iv) all of our directors and current executive officers as a group. Information set forth in this table as to our directors and current executive officers is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules. The share amounts below account for the Reverse Split. The following information reflects the current directors and executive officers which give effect to changes that were made in connection with the closing of the Merger.

Amount and
	Nature of	Percentage of
	Beneficial	Voting Stock
Name of Beneficial Owner or Identity of Group(1)	Ownership(2)	Outstanding(3)
Jordan Bleznick	1,000	*
Richard L. Feinstein(4)	—	—
Dustin DeMaria(5)	—	—
Robert E. Flint(5)	—	—
Colin Kwak(5)	—	—
Kenneth Shea(5)	—	—
Thomas D. Davis(6)	16,678	*
Michael Blecic(6)	98	*
Armando Herrera Jr.(6)	—	—
Joseph D. King(6)	—	—
John Plescia(6)	—	—
Robert Schouten(6)	—	—
Jan Stevens(6)	—	—
All Directors and Current Executive Officers as a group (12 persons)	17,776	*

*Less than one percent

Name and Address of Five Percent Stockholders	Number of Shares	Percentage Owned
Carl C. Icahn and affiliated entities(7)	13,426,451	93.7%
(1)	The address for each of the named executive officers and directors listed in this table is c/o Viskase Holdings, Inc., 333 East Butterfield Road, Suite 400, Lombard, IL 60148.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.
(3)	Based on 14,331,620 shares of Common Stock, which were issued and outstanding as of the close of business on April 29, 2026. Each share of Common Stock is entitled to one vote.
(4)	Effective as of March 26, 2026, Mr. Feinstein resigned from his positions in connection with the closing of the Merger.
(5)	Effective as of March 26, 2026, each of Messrs. DeMaria, Flint, Kwak, and Kenneth Shea were appointed to the Board of the Company in connection with the closing of the Merger.
(6)	Effective as of March 26, 2026, each of Messrs. Davis, Blecic, Herrera, King, Plescia, Schouten, and Stevens were appointed as officers of the Company in connection with the closing of the Merger.
(7)	Information concerning stock ownership was obtained from Amendment No. 19 to the Schedule 13D filed with the SEC on March 27, 2026, by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 16690 Collins Avenue, Suite PH-1, Sunny Isles Beach, FL 33160. Mr. Icahn was reported to share voting and dispositive power over all 13,426,451 shares of Common Stock with entities affiliated with him.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, the Company did not have any equity compensation plans, or outstanding awards pursuant to any previously adopted equity compensation plans, and the Board does not consider granting any equity awards.

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

As previously disclosed, in connection with the potential Merger between us and a company controlled by our significant stockholder, on January 7, 2025, our Board formed the Special Committee and delegated full authority to the Special Committee to consider, negotiate and vote upon any such potential transaction, as well as any strategic alternatives that may be put forth with regard to such potential transaction. The Special Committee was comprised of Messrs. Read and Wills.

On March 26, 2026, the Company consummated the previously announced transactions pursuant to the Merger Agreement, by and among the Company, Merger Sub, and Viskase Companies, as amended by the First Amendment to the Agreement and Plan of Merger. Pursuant to the terms of, and subject to the conditions set forth in, the Merger Agreement, on the Closing Date, Merger Sub merged with and into Viskase Companies, with Viskase Companies continuing as the surviving entity following the Merger as a wholly owned subsidiary of the Company. Promptly following the Merger, (i) the Company changed its name from “Enzon Pharmaceuticals, Inc.” to “Viskase Holdings, Inc.” and (ii) Viskase Companies converted into a limited liability company under Delaware law and is now known as “Viskase Companies, LLC”. In connection with the closing of the Merger, the Special Committee was dissolved on March 26, 2026.

As required by the Merger Agreement, on March 25, 2026, each share of the Company’s Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), held by affiliates of Icahn Enterprises Holdings L.P. (“IEH”) was exchanged for shares of the Common Stock (as defined herein) at its liquidation value based upon the 20-day volume weighted average price of the Common Stock prior to execution of the amendment of the Merger Agreement. Accordingly, as of March 25, 2026, 5,658,396 shares of the Common Stock were issued to affiliates of IEH in respect of the 39,277 shares of Series C Preferred Stock previously held by affiliates of IEH.

Pursuant to the terms of the Merger Agreement, as of the closing on the Closing Date, (i) each share of common stock, par value $0.01 per share, of Viskase Companies (the “Viskase Common Stock”) issued and outstanding immediately prior to the Merger (other than shares held by holders that properly exercise dissenters rights, shares held in treasury, and shares held by the Company) was automatically converted into the right to receive 0.049118 shares of the Common Stock, and (ii) all shares of Viskase Common Stock converted into the right to receive the Merger Consideration (as defined in the Merger Agreement) were automatically cancelled and ceased to exist as of the effective time of the Merger.

Prior to the Merger, IEH, through its control of American Entertainment Properties Corp., a Delaware corporation (“AEP”), Icahn Partners LP, a Delaware limited partnership (“IPLP”), and Icahn Partners Master Fund LP, a Delaware limited partnership (“IPMF” and collectively, IEH, AEP, IPLP and IPMF, the “IEH Parties”), beneficially owned approximately (i) 48.6% of the issued and outstanding shares of the Common Stock, (ii) 98.2% of the issued and outstanding shares of Enzon’s Series C Preferred Stock and (iii) 93.97% of the issued and outstanding shares of Viskase Companies’ common stock.

Upon completion of the Merger, Mr. Icahn and the IEH Parties beneficially own approximately 93.7% of the Common Stock.

Item 14. Principal Accountant Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2025 and 2024. The Finance and Audit Committee considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining the firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2025	December 31, 2024
Audit Fees(1)	$126,000	$119,700
Audit-Related Fees	—	—
Tax Fees(2)	$6,300	$9,450
All Other Fees	54,975	—
Total	$187,275	$129,150
(1)	For fiscal years 2025 and 2024, “Audit Fees” paid or payable to EisnerAmper LLP related to services in connection with the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.
(2)	For fiscal years 2025 and 2024, “Tax Fees” paid or payable to EisnerAmper LLP related to tax preparation services and tax consulting services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1˄	Agreement and Plan of Merger, dated as of June 20, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp., and Viskase Companies, Inc.	(18)

3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)

3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(2)

3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020	(4)

3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020	(5)

3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022	(10)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc., dated March 20, 2026.	(24)

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc. dated March 24, 2026.	(24)

3.8	Certificate of Amendment, dated as of March 26, 2026	(25)

3.9	Certificate of Elimination of Series A-1 Junior Participating Preferred Stock, dated as of March 26, 2026	(25)

4.1	Description of Enzon Pharmaceuticals, Inc.’s Registered Securities	(26)

4.2	Section 382 Rights Agreement, dated as of August 14, 2020, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C	(4)

4.3	First Amendment to the Section 382 Rights Agreement, dated as of June 4, 2021 and effective as of June 2, 2021, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	(6)

4.4	Second Amendment to the Section 382 Rights Agreement, dated as of May 16, 2024, by and between Enzon Pharmaceuticals, Inc., and Continental Stock Transfer & Trust Company	(12)

4.5	Third Amendment to the Section 382 Rights Agreement, dated as of March 31, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(13)

4.6	Fourth Amendment to the Section 382 Rights Agreement, dated as of August 13, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(14)

4.7	Fifth Amendment to the Section 382 Rights Agreement, dated as of September 30, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(15)

4.8	Sixth Amendment to the Section 382 Rights Agreement, dated as of December 23, 2025, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(16)

4.9	Seventh Amendment to the Section 382 Rights Agreement, dated as of January 30, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(17)

4.10	Eighth Amendment to the Section 382 Rights Agreement, dated as of February 27, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(21)

4.11	Ninth Amendment to the Section 382 Rights Agreement, dated as of March 10, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(22)

4.12	Tenth Amendment to the Section 382 Rights Agreement, dated as of March 18, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(23)

4.13	Eleventh Amendment to the Section 382 Rights Agreement, dated as of March 23, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(24)

10.1	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation dated November 14, 1990, as amended*	(3)

10.2	Amended and Restated 2013 Outside Director Compensation Plan**	(7)

10.3	Amended and Restated Exclusive IP Marketing Agreement, dated as of June 28, 2004, by and between Micromet AG and Enzon Pharmaceuticals, Inc.	(8)

10.4	Letter Agreement, dated January 30, 2019, between Servier IP UK Limited and Enzon Pharmaceuticals, Inc.	(8)

10.5	Investment Agreement, dated as of September 1, 2020, by and between Enzon Pharmaceuticals, Inc. and Icahn Capital LP	(9)

10.6	Independent Contractor Agreement, effective as of February 24, 2022, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein **	(10)

10.7	Form of Indemnification Agreement for members of the Board of Directors **	(11)

10.8	Support Agreement, dated as of June 20, 2025, by and between Icahn Enterprises Holdings L.P. and certain of its affiliates, Enzon Pharmaceuticals, Inc. and Viskase Companies, Inc.	(18)

10.9	First Amendment to Agreement and Plan of Merger, dated as of October 24, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp., and Viskase Companies, Inc.	(19)

10.10	First Amendment to Support Agreement, dated as of October 24, 2025, by and between Icahn Enterprises Holdings L.P. and certain of its affiliates, Enzon Pharmaceuticals, Inc. and Viskase Companies, Inc.	(19)

19.1	Insider Trading Policy	(20)

21.1	Subsidiaries of Registrant	(26)

23.1	Consent of EisnerAmper LLP	(26)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(26)***

101.INS	Inline XBRL Instance Document	+

101.SCH	Inline XBRL Taxonomy Extension Schema Document	+

101.CAL	Inline XBRL Calculation Linkbase Document	+

101.LAB	Inline XBRL Labels Linkbase Document	+

101.PRE	Inline XBRL Presentation Linkbase Document	+

101.DEF	Inline XBRL Definition Linkbase Document	+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	+
+	Filed herewith.
*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
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

˄Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010.
2)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013.
3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002.
4)	Current Report on Form 8-K filed August 14, 2020.
5)	Current Report on Form 8-K filed September 23, 2020.
6)	Current Report on Form 8-K filed June 8, 2021.
7)	Quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013.
8)	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019.
9)	Current Report on Form 8-K filed September 1, 2020.
10)	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022.
11)	Quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed April 26, 2022.
12)	Current Report on Form 8-K filed with the SEC on May 22, 2024.
13)	Current Report on Form 8-K filed with the SEC on April 1, 2025.
14)	Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025.
15)	Current Report on Form 8-K filed with the SEC on September 30, 2025.
16)	Current Report on Form 8-K filed with the SEC on December 23, 2025.
17)	Current Report on Form 8-K filed with the SEC on January 30, 2026.
18)	Current Report on Form 8-K filed with the SEC on June 23, 2025.
19)	Current Report on Form 8-K filed with the SEC on October 24, 2025.
20)	Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on April 28, 2025.
21)	Current Report on Form 8-K filed with the SEC on February 27, 2026.
22)	Current Report on Form 8-K filed with the SEC on March 11, 2026.
23)	Current Report on Form 8-K filed with the SEC on March 18, 2026.
24)	Current Report on Form 8-K filed with the SEC on March 24, 2026.
25)	Current Report on Form 8-K filed with the SEC on March 26, 2026.
26)	Annual Report on Form 10-K for fiscal year ended December 31, 2025 filed with the SEC on March 2, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VISKASE HOLDINGS, INC.
(Registrant)

Dated: April 29, 2026	/s/ Thomas D. Davis
Thomas D. Davis
Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2026	/s/ Michael Blecic
Michael Blecic
Chief Financial Officer, Vice President, Chief Accounting Officer, Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas D. Davis	President & Chief Executive Officer	April 29, 2026
Thomas D. Davis	(Principal Executive Officer)

/s/ Michael Blecic	Vice President, Chief Financial Officer, Chief Accounting Officer & Treasurer	April 29, 2026
Michael Blecic	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert E. Flint	Director (Chairman of the Board)	April 29, 2026
Robert E. Flint

/s/ Jordan Bleznick	Director	April 29, 2026
Jordan Bleznick

/s/ Dustin DeMaria	Director	April 29, 2026
Dustin DeMaria

/s/ Colin Kwak	Director	April 29, 2026
Colin Kwak

/s/ Kenneth Shea	Director	April 29, 2026
Kenneth Shea