Form 10-Q
period 2026-03-31
Viskase Holdings, Inc.
filed 2026-05-04
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-12957

Viskase Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State of incorporation)	(I.R.S. Employer Identification No.)

333 East Butterfield Road, Suite 400, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

(630) 874-0700

(Registrant’s telephone number, including area code)

Enzon Pharmaceuticals, Inc.

20 Commerce Drive, Suite 135
Cranford, New Jersey 07016

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of Common Stock outstanding as of May 4, 2026: 14,331,620

VISKASE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Number of Shares and Per Share Amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$28,619	$9,217
Receivables, net	62,833	60,182
Inventories, net	98,846	96,755
Other current assets	44,283	42,494
Total current assets	234,581	208,648

Property, plant and equipment	485,501	482,326
Less accumulated depreciation	(342,550)	(341,022)
Property, plant and equipment, net	142,951	141,304

Right of use assets	18,806	19,946
Other assets, net	10,667	9,842
Intangible assets, net	12,894	13,401
Goodwill	3,073	3,131
Deferred tax asset	5,902	5,870
Total Assets	$428,874	$402,142

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$51,104	$141,774
Accounts payable	36,893	44,342
Accrued liabilities	24,792	24,282
Short-term lease liabilities	4,148	4,119
Total current liabilities	116,937	214,517

Long-term debt, net of current maturities	79,730	—
Long-term liabilities:
Accrued employee benefits	22,621	23,597
Deferred income taxes	1,495	1,557
Long-term lease liabilities	16,973	18,111

Mezzanine equity:
Series C preferred stock - $0.01 par value, 3,000,000 shares authorized, 384 and 0 issued and outstanding (liquidation value $1,129 and $0 per share) at March 31, 2026 and December 31, 2025, respectively	433	—

Stockholders’ equity:
Common stock, $0.01 par value; 170,000,000 shares authorized, 14,371,173 shares issued and 14,331,620 shares outstanding at March 31, 2026 and 170,000,000 shares authorized 6,651,652 shares issued and 6,612,099 shares outstanding at December 31, 2025	143	66
Paid in capital	267,959	213,019
Retained earnings	(18,570)	(11,881)
Accumulated other comprehensive loss	(57,331)	(55,361)
Total Viskase stockholders’ equity	192,201	145,843
Deficit attributable to non-controlling interest	(1,516)	(1,483)
Total stockholders’ equity	190,685	144,360
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$428,874	$402,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025

NET SALES	$86,537	$94,188
Cost of sales	77,537	79,782

GROSS MARGIN	9,000	14,406

Selling, general and administrative	12,434	11,695
Amortization of intangibles	536	362
Asset impairment expense	—	12,100
Restructuring expense	363	4,650

OPERATING LOSS	(4,333)	(14,401)
Interest expense, net	2,824	2,760
Other expense (income), net	(1,183)	(2,155)

LOSS BEFORE INCOME TAXES	(5,974)	(15,006)
Income tax provision (benefit)	748	(1,412)

NET LOSS	(6,722)	(13,594)

Less: net (loss) attributable to noncontrolling interests	$(33)	$(9)

Net (loss) income attributable to Viskase Companies, Inc	$(6,689)	$(13,585)

WEIGHTED AVERAGE COMMON SHARES
- BASIC AND DILUTED	7,931,249	5,126,972

PER SHARE AMOUNTS:
EARNINGS PER SHARE
- BASIC AND DILUTED	$(0.84)	$(2.65)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2026	31, 2025

Net loss	(6,722)	(13,594)

Other comprehensive (loss) income, net of tax

Pension liability adjustment	(170)	99
Foreign currency translation adjustment	(1,800)	2,157

Other comprehensive (loss) income, net of tax	(1,970)	2,256

Comprehensive loss	(8,692)	(11,338)

Less: comprehensive loss attributable to noncontrolling interests	(33)	(9)

Net comprehensive loss attributable to Viskase Holdings, Inc	(8,659)	(11,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Mezzanine	Mezzanine
	Equity	Equity	Common					Accumulated	Total
	Series C	Series C	Stock					other	Viskase	Non-	Total
	Preferred	Preferred	Issued	Common	Paid in	Treasury	Retained	comprehensive	stockholders’	controlling	stockholders’
	Stock (Shares)	Stock	(Shares)	Stock	Capital	stock	earnings	loss	equity	Interest	equity
Balance January 1, 2025 (as previously reported)	—	—	103,190,665	$1,040	$182,343	$(298)	$53,610	$(65,386)	$171,309	$(1,321)	$169,988
Retroactive application of Merger	—	—	(98,122,166)	(989)	691	298	—	—	—	—	—
Balances at January 1, 2025 effect of reverse acquisition (refer to Note 2)	—	—	5,068,499	51	183,034	—	53,610	(65,386)	171,309	(1,321)	169,988

Net (loss)	—	—	—	—	—	—	(13,585)	—	(13,585)	(9)	(13,594)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,157	2,157	—	2,157
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	99	99	—	99
Private placement of common stock	—	—	350,841	4	14,996	—	—	—	15,000	—	15,000
Balance March 31, 2025	—	—	5,419,340	$54	$198,030	$—	$40,025	$(63,130)	$174,980	$(1,330)	$173,650

	Mezzanine	Mezzanine
	Equity	Equity	Common					Accumulated	Total
	Series C	Series C	Stock					other	Viskase	Non-	Total
	Preferred	Preferred	Issued	Common	Paid in	Treasury	Retained	comprehensive	stockholders’	controlling	stockholders’
	Stock (Shares)	Stock	(Shares)	Stock	Capital	stock	earnings	loss	equity	Interest	equity
Balance January 1, 2026 (as previously reported)	—	$—	134,617,157	$1,346	$212,037	$(298)	$(11,881)	$(55,361)	$145,843	$(1,483)	$144,360
Retroactive application of Merger	—	—	(128,005,058)	(1,280)	982	298	—	—	—	—	—
Balance January 1, 2026	—	—	6,612,099	$66	$213,019	$—	$(11,881)	$(55,361)	$145,843	$(1,483)	$144,360

Net (loss)	—	—	—	—	—	—	(6,689)	—	(6,689)	(33)	(6,722)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,800)	(1,800)	—	(1,800)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	(170)	(170)	—	(170)
Private placement of common stock	—	—	1,270,288	13	14,987	—	—	—	15,000	—	15,000
Equity consideration issued for acquisition (Note 2)	384	433	6,449,233	64	39,952	—	—	—	40,016	—	40,016
Balance March 31, 2026	384	$433	14,331,620	$143	$267,958	$—	$(18,570)	$(57,331)	$192,200	$(1,516)	$190,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(6,722)	$(13,594)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and Amortization	4,228	5,380
Amortization of deferred financing fees	439	151
Deferred income taxes	34	—
Loss on impairment of assets	—	12,100

Changes in operating assets and liabilities:
Receivables	(3,415)	(1,186)
Inventories	(3,321)	(5,663)
Other current assets	(1,769)	(3,435)
Other assets	—	(203)
Accounts payable	(4,533)	3,660
Accrued liabilities	(901)	3,950
Accrued employee benefits	—	(670)
Other	(355)	(361)
Total adjustments	(9,593)	13,723

Net cash (used in) provided by operating activities	(16,315)	129

Cash flows from investing activities:
Capital expenditures	(8,985)	(7,351)
Net cash used in investing activities	(8,985)	(7,351)

Cash flows from financing activities:
Cash acquired in connection with reverse recapitalization	40,855	—
Deferred financing costs	(504)	(300)
Issuance of common stock	15,000	15,000
Repayment of short-term debt	(11,250)	(7,512)
Proceeds from long-term debt	647	—
Net cash provided by financing activities	44,748	7,188

Effect of currency exchange rate changes on cash	(46)	83
Net increase in cash and equivalents	19,402	49
Cash, equivalents and restricted cash at beginning of period	9,217	5,704
Cash, equivalents and restricted cash at end of period	$28,619	$5,753

Supplemental cash flow information:
Interest paid less capitalized interest	$2,385	$2,609
Income taxes paid	$315	$277
Capital Expenditure in Accounts Payable	$1,461	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Merger

On March 26, 2026, (the “Closing Date”) Viskase Holdings, Inc. (formerly known as Enzon Pharmaceuticals, Inc.) consummated the previously announced transactions pursuant to the Agreement and Plan of Merger, dated as of June 20, 2025, by and among Viskase Companies, Inc., EPSC Acquisition Corp., a wholly owned subsidiary of Enzon Pharmaceuticals, Inc. (“Merger Sub”), and Enzon Pharmaceuticals, Inc. (“Enzon”), as amended by the First Amendment to the Agreement and Plan of Merger, dated as of October 24, 2025 (as amended, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, Merger Sub merged with and into Viskase Companies, Inc., with Viskase Companies, Inc. continuing as the surviving entity following the Merger and as a wholly owned subsidiary of Viskase Holdings, Inc. Promptly following the Merger, Viskase Companies, Inc. converted into a limited liability company under Delaware law and changed its name to “Viskase Companies, LLC”, which we refer to as “Viskase Companies”.

Promptly following the Merger, Enzon filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to change its name to “Viskase Holdings, Inc.”

The transactions contemplated by the Merger Agreement are hereinafter referred to as the “Merger.” Unless otherwise indicated or the context otherwise requires, references in these notes to condensed consolidated financial statements to “Viskase” and “the Company” refer to the business and operations of Viskase Companies prior to the Merger and to Viskase Holdings, Inc. and its consolidated subsidiaries following the Merger. See Note 2, Merger, for additional information on the Merger.

Nature of Operations

Viskase Holdings, Inc. together with its subsidiaries (“we” or the “Company”) is a producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat products, and provides value-added support services relating to these products, for some of the largest global consumer products companies. We were incorporated in Delaware in 1970. The Company operates eight manufacturing facilities in North America, Europe, South America, and Asia and, as a result, is able to sell its products in nearly one hundred countries throughout the world.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate refinancing of its Senior Credit Facility before its maturity in August 2027.

We fully expect the refinancing will be completed before the maturity of its Senior Credit Facility. However, there is no assurance that the Company will be able to obtain sufficient additional funds to refinance these maturities or that such funds, if available, will be obtainable on terms satisfactory to the Company, and therefore substantial doubt exists about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

Seasonality

Historically, our domestic sales and profits have been seasonal in nature, increasing in the spring and summer months. Sales outside of the United States follow a relatively stable pattern throughout the year.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation.

Some details and footnotes required under U.S. GAAP have been reduced or omitted to meet regulatory guidelines in the interim financial statements, but the Company believes the information remains clear and accurate. For a more complete understanding, these interim financial statements should be considered alongside the consolidated financial statements and notes included in the Company’s annual report for the year ending December 31, 2025.

The Company believes that the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, comprising routine recurring accruals, to accurately reflect the financial position as of March 31, 2026, as well as the operating results and cash flows for the periods presented. However, the operating results for the period ended March 31, 2026 may not be representative of the results expected for the full year ending December 31, 2026.

Noncontrolling Interests

The Company consolidated its variable interest in a joint venture, VE Netting, LLC, as the Company is identified as the primary beneficiary. Noncontrolling interests reflect the equity ownership held by third parties. These noncontrolling interests are presented as a separate component of equity within the consolidated financial statements, distinct from the Company’s stockholders’ equity. The portion of net (loss) income attributable to noncontrolling interests is reported in the condensed consolidated statements of operations.

Use of Estimates in the Preparation of Financial Statements

The financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and include the use of estimates and assumptions that affect a number of amounts included in the Company’s financial statements, including, among other things, pensions and other postretirement benefits and related disclosures, reserves for excess and obsolete inventory, allowance for credit losses, and income taxes. Management bases its estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a significant effect on the Company’s condensed consolidated financial statements.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial assets and liabilities approximate fair value due to the short maturities of these instruments. Management believes the fair value of the Company’s revolving loans approximate the carrying value due to credit risk or current market rates, which approximate the effective interest rates on those instruments. The fair value of the Company’s term loans is estimated by discounting the future cash flow using the Company’s current borrowing rates for similar types and maturities of debt.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

Restructuring

Restructuring charges are incurred for programs in which the Company changes its operations, the scope of a business undertaken by its business units, or the manner in which that business is conducted. Such charges may include employee severance, retention bonuses, facility closure or consolidation costs, lease or contract termination costs, accelerated depreciation and amortization, and other related expenses. The restructuring programs may be implemented due to the sale or discontinuation of a product line, reorganization or management structure changes, headcount rationalization, realignment of operations or products, and/or company-wide cost saving initiatives. The amount and/or frequency of these restructuring charges are not part of the Company’s underlying business. Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Costs related to contracts without future benefit or contract termination are recognized at fair value at the earlier of the contract termination or the cease-use dates. Other exit-related costs are expensed as incurred. Refer to Note 16 – Restructuring for additional details.

Variable Interest Entity

The Company holds a variable interest in VE Netting, LLC. The joint venture is a manufacturing, marketing and selling company of high-quality netting solutions for the meat and poultry industry. VE Netting, LLC is a Delaware limited liability company with its principal place of business in Lombard, IL. The netting product is manufactured under agreement by Viskase’s affiliate located in Monterrey, Mexico. VE Netting, LLC was determined to be a variable interest entity (VIE) in accordance with ASC Topic 810, Consolidations, for which the Company is the primary beneficiary, as the Company has the power to direct activities that most significantly impact the economic performance and has the right to receive benefits and losses that may potentially be significant. As the primary beneficiary of the VIE, the VIE’s assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three ended March 31, 2026 and March 31, 2025. The other equity holders’ interests are reflected in “Net (loss) income attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets. See Note 14 -Variable Interest Entity for standalone financial information.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes all other non-stockholder changes in equity. Changes in other comprehensive income (loss) for three ended March 31, 2026 and December 31,2025 resulted from changes in foreign currency translation and pension liability.

Accumulated other comprehensive (loss) income consists of cumulative changes in foreign currency translation and pension liability. The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive (loss) income.

Revenue Recognition

The Company’s revenues are comprised of product sales to customers, including distributors and end users. The Company’s performance obligation is defined as the promise to deliver the specified products in a purchase order. Revenue is recognized at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer according to the shipping terms dictated in the contract. In most contracts, title transfers upon shipment of the product; however, in some cases, title does not transfer until the customer has received the products at their specified location.

Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for providing its products to customers.

The transaction price may be adjusted for estimates of known or expected variable consideration, including consumer incentives, trade promotions, and rebate programs. The Company estimates the amount of variable consideration that will be realized and records the estimate as a reduction to the transaction price. These estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time. In determining whether an estimate of variable consideration is constrained, we consider the likelihood and magnitude of a potential revenue reversal. The Company’s provision for variable consideration is recorded at contract inception and reviewed and updated regularly as new information arises throughout the contract term. Any adjustments due to resolved uncertainties or new information are recognized in the period in which the adjustment is identified.

Sales, value add, and other taxes collected from customers and remitted to governmental authorities are excluded from the transaction price, while shipping and handling fees reimbursed by the customer are included in the transaction price and recorded on a gross basis on the income statement. The Company generally does not offer warranties or a right to return on the products it sells except in the instance of a product defect or mis-ship.

Payment terms vary by customer; however, the time between invoicing and payment is not significant. None of the Company’s customer contracts as of March 31, 2026 and December 31, 2025 contain a significant financing component.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the Company’s chief operating decision maker makes such decisions and assesses performance at the geographic region level, including North America, South America, EMEA, and Asia which are the Company’s four reportable segments under ASC 280. See Note 12, Business Segment Information and Geographic Area Information for further information.

Debt

The Company accounts for debt in accordance with ASC 470, Debt (ASC 470). Issuance costs for term debt are presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. These costs are amortized over the term of the related debt using the interest method under ASC 835-30. The effective interest rate for variable rate debt is determined in accordance with ASC 310-20-35, in which the Company’s policy is to use the variable rate at inception of the debt in the determination of the constant effective yield.

Recently Adopted Accounting Pronouncements

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”). This standard clarifies the guidance in determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting for acquisition transactions effected primarily by exchanging equity interests. ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. The ASU is applied prospectively to all business combinations with acquisition dates occurring on or after the date of initial application. The ASU is effective for all annual reporting periods (and interim periods in annual reporting periods) beginning after December 15, 2026. Early adoption is permitted in interim or annual reporting periods in which financial statements have not yet been issued (or made available for issuance). Management has elected to early adopt ASU 2025-03 in 2025 and did not result in a material impact to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which required enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard was effective for the Company beginning January 1, 2025 with early adoption permitted. The ASU can be applied on a prospective basis but retrospective application was permitted. The adoption of this guidance modified disclosures in the Company’s consolidated financial statements. Our adoption on prospective basis in 2025 did not result in a material impact on our disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied on a retrospective or prospective basis, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update introduces a practical expedient that permits an entity to assume that conditions as of the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The amendments are intended to simplify the application of the current expected credit loss (“CECL”) model to short-term receivables and contract assets arising from transactions accounted for under Topic 606. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its condensed consolidated financial statements and related disclosures.

Note 2 - Merger

As discussed in Note 1, Summary of Significant Accounting Policies, on March 26, 2026, the previously announced Merger between Viskase Companies, Merger Sub, and Enzon, was completed pursuant to the Merger Agreement.

Prior to the Closing Date of the Merger, the following occurred:

●	On January 30, 2026, Enzon commenced an offer to each holder of Enzon Series C Preferred Stock, other than the IEH Parties, to exchange each share of Enzon Series C Preferred Stock beneficially owned by such non-IEH party for a number of shares of Enzon Common Stock equal to (i) the aggregate liquidation value of the share divided by (ii) $7.83, which reflects the Enzon 20-Day volume weighted average price calculated in accordance with the Merger Agreement (the “Series C Exchange Offer”).

Of the 723 shares of Enzon Series C Preferred Stock held by non-IEH Parties, holders of 339 shares elected to participate in the Series C Exchange Offer and exchanged such shares for shares of Enzon Common Stock prior to the Closing Date. The holders of the remaining 384 shares of Enzon Series C Preferred Stock did not elect to exchange their shares, and those shares remained outstanding as of the Closing Date.

●	On March 11, 2026, a majority of the holders of Enzon Common Stock approved the 1-for-100 reverse stock split (the “Reverse Stock Split”). On March 24, 2026, Enzon effectuated the Reverse Stock Split pursuant to which every one hundred (100) shares of Enzon’s issued and outstanding common stock were combined into one (1) share of Enzon Common Stock.
●	On March 25, 2026, each share of Enzon’s Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Enzon Series C Preferred Stock”) beneficially owned by Icahn Enterprises Holdings L.P. and certain of its affiliates (together, the “IEH Parties”) was exchanged for a number of shares of Enzon Common Stock equal to (i) the aggregate liquidation value of such shares of Enzon Series C Preferred Stock divided by (ii) the Enzon 20-day volume weighted average price of the Enzon Common Stock (the “IEH Share Exchange”). Accordingly, as of March 25, 2026, 5,658,396 shares of Enzon Common Stock were issued the IEH Parties in respect of the 39,277 shares of Enzon Series C Preferred Stock previously held by the IEH Parties.

On the Closing Date of the Merger, the following occurred:

●	Each share of Viskase Companies common stock issued and outstanding immediately prior to the Merger (other than shares held by Viskase Companies as treasury shares), which totaled 160,479,226 shares, was exchanged into the right to receive 0.049118 shares (the “Exchange Ratio”) of Viskase Holdings, Inc. common stock for a total of 7,882,387 shares.
●	Each share of Viskase Companies common stock issued and outstanding and held by Viskase Companies as treasury shares, which totaled 805,270 shares, was automatically cancelled and ceased to exist.

On the Closing Date, following the IEH Share Exchange, Series C Exchange Offer, and Reverse Stock Split, Enzon had 6,449,233 shares of common stock and 384 shares of Series C preferred stock issued and outstanding. Upon the Closing, these securities continue to reflect 6,449,233 shares of Viskase Holdings, Inc. common stock and 384 shares of Viskase Holdings, Inc. Series C preferred stock, respectively.

As of the Closing Date, legacy Viskase Companies shareholders and legacy Enzon shareholders held 55.0% and 45.0% of the voting rights of the Viskase Holdings, Inc. common stock, respectively.

The following table presents the total shares of Viskase Holdings, Inc. common stock outstanding immediately after the closing of the Merger:

Shares held by legacy Enzon common stockholders following Reverse Stock Split (prior to IEH Share Exchange and Series C Exchange Offer)	742,005
Shares held by IEH Parties subsequent to IEH Share Exchange	5,658,396
Shares held by non-IEH Parties subsequent to Series C Exchange Offer	48,832
Subtotal - Equity consideration issued for acquisition	6,449,233
Exchange of shares of Viskase Companies, Inc. common stock for shares of Viskase Holdings, Inc. common stock	7,882,387
Total shares of Viskase Holdings, Inc. common stock	14,331,620

The Merger was accounted for as a reverse recapitalization and not a business combination under ASC 805. Under this method of accounting, Enzon was treated as the acquired company for accounting purposes, whereas Viskase was treated as the accounting acquirer. This determination was primarily based on the fact that subsequent to the Merger, legacy Viskase shareholders have a majority of the voting power of the combined company, legacy Viskase comprises all of the ongoing operations of the combined entity, legacy Viskase comprises a majority of the governing body of the combined company, and legacy Viskase senior management comprises all of the senior management of the combined company.

In accordance with this method of accounting, the Merger was treated as the equivalent of Viskase issuing shares for the net assets of Enzon, accompanied by a recapitalization. The net assets of Enzon were stated at historical cost, with no goodwill or other intangible assets recorded, and the operations prior to the Merger are those of Viskase. The shares and net loss per common share of legacy Viskase Companies, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger.

As part of the recapitalization, the Company obtained the assets and liabilities listed below (in thousands):

Cash and cash equivalents	$40,854
Prepaid expenses and other current assets	160
Accrued expenses and other current liabilities	(565)
Net assets acquired	$40,449

The Company did not capitalize any transaction costs in connection with the Merger.

The following table presents non-cash transactions associated with the Merger which were excluded from the condensed consolidated statements of cash flows:

For the three
months ended
Description	March 31, 2026
Prepaids and other current assets acquired in connection with the Merger	$160
Other liabilities assumed in connection with the Merger	565
Series C preferred stock historically outstanding at Enzon that remained outstanding following the Merger	433

Note 3 – Receivables, Net

Receivables net, consist of the following:

(thousands)	March 31, 2026	December 31, 2025
Accounts receivable, gross	$65,782	$63,123
Less allowance for credit losses	(2,949)	(2,941)
Receivables, net	$62,833	$60,182

Note 4 – Inventories, Net

Inventories net, consists of the following:

(thousands)	March 31, 2026	December 31, 2025
Raw materials	$27,021	$27,141
Work in process	42,765	38,106
Finished products	29,060	31,508
Total inventories, net	$98,846	$96,755

As of March 31, 2026 and December 31, 2025, the Company had an inventory reserve of $3,457 and $3,613, respectively.

Note 5 – Property, Plant and Equipment, net

Depreciation expense associated with property, plant and equipment was $3,812 and $5,018 for the three months ended March 31, 2026 and 2025, respectively.

Property, plant and equipment, net, consists of the following:

(thousands)	March 31, 2026	December 31, 2025
Land and improvements	$1,797	$1,880
Buildings and improvements	54,510	55,331
Machinery and equipment	352,275	354,178
Furniture and fixtures	28,981	28,981
Construction in progress	47,938	41,956
Total property plant and equipment	$485,501	$482,326

Accumulated depreciation

(thousands)	March 31, 2026	December 31, 2025
Land and improvements	$535	$533
Buildings and improvements	31,682	31,691
Machinery and equipment	294,271	292,736
Furniture and fixtures	16,062	16,062
Total accumulated depreciation	$342,550	$341,022

Asset Impairment charges of $ - and $12,100 were recorded for the three months ended March 31, 2026 and 2025, respectively, in association with the closing of the Osceola, Arkansas plant and the removal of assets prior to the end of their useful lives. See Note 16 – Restructuring for additional information.

Note 6 – Other Current Assets

Other current assets consist of the following:

	March 31,	December 31,
(thousands)	2026	2025
Prepaid expenses	$21,673	$19,709
Supplies	18,603	18,988
Other	4,043	3,797
Total other current assets	$44,283	$42,494

Note 7 – Debt Obligations

Debt obligations consist of the following:

(thousands)	March 31, 2026	December 31, 2025
Short-term debt:
Senior credit facility	$38,000	$130,375
Europe Line of Credit	13,104	11,631
Other	—	598
Less: short term deferred financing costs	—	(830)
Total short-term debt	51,104	141,774

Long-term debt:
Senior credit facility	$80,625	$—
Less: long-term deferred financing costs	(895)	—
Total long-term debt, net	79,730	—
Total debt	$130,834	$141,774

Senior Credit Facility

On October 9, 2020, the Company and certain of its subsidiaries, entered into a certain Credit Agreement (the “Credit Agreement”) with the various lenders named therein and Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”), providing for a $150,000 term loan (the “Term Loan”) and a $30,000 revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Senior Credit Facility”) as amended by the First Amendment to Credit Agreement dated as of August 13, 2021, the Second Amendment to Credit Agreement dated as of August 10, 2022 and as further amended by the Limited Waiver and Third Amendment to Credit Agreement dated as of February 14, 2025 (the “Third Amendment”) as described below.

The Second Amendment to the Senior Credit Facility increased the commitment of the New Revolving Credit Facility to $37,000 and transitioned Term Loans on September 30, 2022 and Revolving Loans on August 30, 2022 from LIBOR Loans to SOFR Loans. Amended terms of the facility are stated below.

The Third Amendment includes a waiver on covenants for the year ended December 31, 2024, and a relief period for year 2025 (the “Covenant Relief Period”). During the Covenant Relief period, the consolidated leverage ratio was increased to 4.00X through December 31, 2025. The consolidated fixed charge coverage ratio was modified to include only maintenance capital expenditures and a year-to-date build basis for quarter end calculation. On December 31, 2025, the consolidated fixed charge coverage ratio returned to an LTM basis. During the Covenant Relief Period, restricted payments, permitted acquisitions and other investments as defined by the Credit Agreement were not allowed and the accordion feature of the credit facility, which allowed for an increase in borrowings under the facility was suspended.

On July 26, 2025, the Company entered into the Fourth Amendment to its Senior Credit Facility. There were no changes to the facility amounts or maturity dates and repayment terms remained largely unchanged except for mandatory prepayments equal to $15,000 upon the closing of the Enzon Merger by December 31, 2025 or $11,250 if after December 31, 2025. The amendment also allows for certain exclusions relative to the merger for its financial covenants and EBIDTA addback amounts.

On October 10, 2025, we finalized the fifth amendment to our credit agreement, which modified certain of our financial covenants.

On January 23, 2026, we finalized the sixth amendment to our credit agreement, which includes a waiver on covenants for the year ended December 31, 2025. The Sixth Amendment, among other items, (i) requires Viskase to cooperate with the Administrative Agent’s financial advisor by providing access to Viskase’s facilities, financial information and senior management as required by the financial advisor and to reimburse the Administrative Agent for reasonable costs and fees associated with the engagement of the financial advisor’s services; (ii) subject to exceptions enumerated in the Sixth Amendment, Viskase and certain of its subsidiaries may not incur certain types of indebtedness of an aggregate of more than $100 at any one time; and (iii) Viskase and certain of its subsidiaries may not advance to officers, directors, and employees an aggregate amount greater than $50 at any one time.

On April 16, 2026, we finalized the Seventh Amendment to our Credit Agreement, which extends the Maturity Date from August 13, 2026 until August 13, 2027, amends the definition of Applicable Rate to increase the interest rate, amends the definition of Consolidated EBITDA to address the treatment of certain restructuring and transaction related costs and expenses, amends the definition of Permitted Transfers to allow the disposition of the equipment, real property and improvements of the Osceola Facility and the real property and improvements of the Chicago Property, and amends certain thresholds for obligations under the Existing Credit Agreement.

The interest rates per annum applicable to the Amended Senior Credit Facility (other than in respect of Swingline Loans) will be SOFR, but in any event, not less than 0.00%, plus the Applicable Rate (as defined below), or, for U.S. dollar denominated loans only, made to the Company at the option of the Company, the Base Rate, defined as the highest of: (a) the Federal Funds Rate plus one-half percent (0.50%); (b) the Bank of America prime rate; and (c) the one (1) month SOFR (adjusted daily) plus one percent (1.00%), but in any case not less than 1.00%, plus the Applicable Rate. Applicable Rate means, with respect to the Amended Senior Credit Facility, a percentage per annum to be determined in accordance with the applicable pricing grid set forth in the Amended Senior Credit Facility based upon the Company’s Consolidated Coverage Ratio as reflected in a quarterly Compliance Certificate. Each Swingline Loan shall bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the New Revolving Credit Facility.

As of March 31, 2026, our current interest rate is 7.66%. The effective interest rate of the Term Loan as of March 31, 2026 is 9.14%, which is determined in accordance with ASC 310-20-35, based on the variable rate in effect at inception of the instrument.

The Company may prepay the Amended Senior Credit Facility, in whole or in part, at any time without premium or penalty, subject to reimbursement of the Lenders’ breakage and redeployment costs in the case of prepayment of SOFR borrowings and foreign currency borrowings bearing interest at a rate other than SOFR. Each such prepayment of the New Term Facility shall be applied as directed by the Company. The unutilized portion of the commitments under the Amended Senior Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

The Amended Senior Credit Facility is guaranteed by each existing and future direct and indirect wholly owned material domestic Restricted Subsidiary and foreign Restricted Subsidiary of the Company (other than any Brazilian subsidiary). The Amended Senior Credit Facility is secured by substantially all assets of the Company and its material domestic Restricted Subsidiaries, with the exception of real property.

The Amended Senior Credit Facility contains various covenants which restrict the Company’s ability to, among other things, incur indebtedness, create liens on our assets, make investments, enter into merger, consolidation or acquisition transactions, dispose of assets (other than in the ordinary course of business), make certain restricted payments, enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Amended Senior Credit Facility also requires that we comply with certain financial covenants, including meeting a consolidated leverage ratio and consolidated fixed charge coverage ratio.

The Company is in compliance with the amended covenants as of March 31, 2026.

Foreign Lines of Credit

In its foreign operations, the Company has unsecured lines of credit with various banks providing approximately $12,200 of availability. There were borrowings of $11,378 under the lines of credit at March 31, 2026 and borrowings of $11,631 under the lines of credit at December 31, 2025. As of March 31, 2026, our current interest rate is 3.91%. The line of credit is an uncommitted facility that can be terminated at any time with payment on demand.

Debt Maturity

The aggregate maturities of debt (1) for each of the next five years are:

	2026	2027	2028	2029	2030	Thereafter
Term Loan	$7,500	$80,625	$—	$—	$—	$—
Revolving Credit Facility	30,500	—	—	—	—	—
Other	13,104	—	—	—	—	—
Total aggregate maturities	$51,104	$80,625	$—	$—	$—	$—

(1)	The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

Note 8 – Retirement Plans

The Company has contributed $518 and $551 to pension benefits in the U.S. during the three months ended March 31, 2026 and March 31, 2025, respectively.

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

The Company’s operations in the United States, France, Philippines and Germany historically offered defined benefit retirement plans (“Plan”) to their employees. Most of these benefits have been terminated, resulting in various reductions in liabilities and curtailment gains.

In connection with our adoption of FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the components of net periodic benefit cost other than the service cost component are included in the line item other expense in the income statement.

The following sets forth the components of net periodic benefit cost for the periods indicated:

	U.S. Pension Benefits
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Component of net period benefit cost
Service cost	$—	$—
Interest cost	1,170	1,218
Expected return on plan assets	(1,228)	(1,191)
Amortization of prior service cost	—	—
Amortization of actuarial loss	6	22
	$(52)	$48

	Non U.S. Pension Benefits
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Component of net period benefit cost
Service cost	$97	$81
Interest cost	207	171
Expected return on plan assets	(7)	(6)
Amortization of prior service cost	1	—
Amortization of actuarial loss	(106)	(21)
	$192	$225

Savings Plans

The Company also has defined contribution savings and similar plans for eligible employees, which vary by subsidiary. The Company’s aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expenses for these plans for the three months ended March 31, 2026 and March 31, 2025 were approximately $236 and $371, respectively.

Note 9 – Capital Stock, Treasury Stock and Paid in Capital

As discussed in Note 2, Merger, the previously announced Merger between Viskase Companies, Merger Sub, and Enzon, was completed on March 26, 2026. The shares of legacy Viskase Companies, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger.

Authorized Capital Stock

Immediately following the Closing, the Company’s authorized capital stock consists of 170,000,000 shares of common stock, par value $0.01 per share, and 3,000,000 shares of preferred stock, par value $0.01 per share, as provided in the amended and restated certificate of incorporation of Enzon dated July 13, 2010.

Preferred Stock

As of March 31, 2026, 384 shares of preferred stock designated as Series C Preferred Stock were issued and outstanding. As of December 31, 2025, no shares of preferred stock were issued and outstanding.

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

The Company is able to redeem for cash the Series C Preferred Stock at any time, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Additionally, the holders of Series C Preferred Stock have the right to redeem their shares of Series C Preferred Stock for cash at any time, following the Merger, in whole or in part, for an amount based on the liquidation preference per share as in effect at such time. Accordingly, the Series C Preferred Stock has been classified in mezzanine equity on the condensed consolidated balance sheet.

The holders of Series C Preferred Stock have no special voting rights and their consent will not be required for taking any corporate action.

Treasury Stock

In 2004, Viskase Companies purchased 805,270 shares of its common stock from the underwriter for a purchase price of $298. These shares were accounted for as treasury shares. All Viskase Companies treasury shares were cancelled in connection with the Merger and are no longer outstanding.

Common Stock

The Company had 14,371,173 and 6,651,652 shares issued and 14,331,620 and 6,612,099 shares outstanding as of March 31, 2026 and December 31, 2025, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock, if any. As of March 31, 2026 and December 31, 2025, no cash dividends had been declared or paid.

In January 2026, Viskase Companies entered into a securities purchase agreement with an affiliate of Icahn Enterprises L.P. (“IELP”) pursuant to which it issued and sold 25,862,070 shares of its common stock at a purchase price of $0.58 per share, resulting in aggregate cash proceeds of approximately $15,000 of which $13 was recorded within common stock and $14,987 was recorded within paid in capital. The share amount of 25,862,070 has been retroactively adjusted within the condensed consolidated statements of stockholders’ equity to reflect the exchange of Viskase Companies common shares for Viskase Holdings, Inc. common shares at an exchange ratio of 0.049118, resulting in 1,270,288 shares.

Note 10 – Income Taxes

For the three months ended March 31, 2026, we recorded an income tax expense of $748 on pre-tax loss of $(5,974) compared to an income tax benefit of $1,412 on pre-tax loss of $(15,006) for the three months ended March 31, 2025. Our effective income tax rate was (12.5)% and 9.4% for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

For the three months ended March 31, 2025 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to the jurisdictional mix of earnings and operating losses expected for the year.

Note 11 – Related-Party Transactions

As of March 31, 2026, and December 31, 2025, IELP owned approximately 93.68% and 92.8% of our outstanding common stock, respectively.

Equity Private Placement of Common Stock

In January 2026, Viskase entered into a securities purchase agreement with AEP pursuant to which it issued and sold 25,862,070 shares of its common stock at a purchase price of $0.58 per share, resulting in aggregate cash proceeds of approximately $15.0 million. Prior to the completion of this Private Placement, IELP beneficially owned approximately 92.82% of the Company’s outstanding common stock. As a result of these Private Placements, IELP is the beneficial owner of approximately 94.0% of the Company’s outstanding common stock.

Pension Liabilities

Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

As a result of the Equity Private Placement, IELP became the beneficial owner of more than 80% of the shares of our common stock and the Company became subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC (“ACF”), is the sponsor of several pension plans.

On January 31, 2025, the Executive Committee of ACF approved a resolution to terminate its qualified pension plans, which are frozen and no longer accrues benefits. As of December 31, 2024, the fair value of this plan’s assets exceeded its benefit obligation. The termination of the plan is effective January 31, 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in fiscal year 2026 or early 2027. The ACF LLC ultimate settlement obligation will depend upon both the nature and timing of participant settlements and prevailing market conditions.

In connection with the Equity Private Placement, the Company entered into an agreement with Icahn Enterprises Holdings L.P. pursuant to which Icahn Enterprises Holdings L.P. has agreed to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group.

Based on the contingent nature of potential exposure related to these affiliate pension obligations and the indemnification from Icahn Enterprises Holdings L.P., no liability has been recorded in the accompanying consolidated financial statements.

Tax Allocation

Following the equity private placement, IELP became the beneficial owner of more than 80% of the outstanding equity interests of Viskase Companies. Accordingly, Viskase Companies became a member of the consolidated group of IEP Corporate Subsidiary for U.S. federal income tax purposes. As a result, the IEP Corporate Subsidiary and Viskase Companies entered into a tax allocation agreement for the allocation of certain income tax items. Viskase Companies and its subsidiaries consented to join the IEP Corporate Subsidiary’s federal consolidated return and, if elected by the IEP Corporate Subsidiary, certain state consolidated returns. In those jurisdictions where Viskase Companies and its subsidiaries will file consolidated returns with the IEP Corporate Subsidiary, Viskase Companies will pay to the IEP Corporate Subsidiary any tax it would have owed had it and its subsidiaries continued to file as a separate consolidated group. To the extent that the IEP Corporate Subsidiary consolidated group is able to reduce its tax liability as a result of including Viskase Companies and its subsidiaries in its consolidated group, the IEP Corporate Subsidiary will pay Viskase Companies 20% of such reduction on a current basis and Viskase Companies will be treated as if it would carry forward for its own use under the tax allocation agreement, 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). Moreover, if Viskase Companies and its subsidiaries should ever become deconsolidated from the IEP Corporate Subsidiary, the IEP Corporate Subsidiary will reimburse Viskase Companies for any tax liability in post-consolidation years that Viskase Companies and its subsidiaries would have avoided had they actually had the Excess Tax Benefits for their own consolidated group use. The cumulative payments to Viskase Companies by the IEP Corporate Subsidiary post-consolidation will not exceed the cumulative reductions in tax to the IEP Corporate Subsidiary group resulting from the use of the Excess Tax Benefits by the IEP Corporate Subsidiary group.

IELP has not entered into any tax allocation agreement with Viskase Holdings, Inc., the parent company of Viskase Companies.

Note 12 – Business Segment Information and Geographic Area Information

The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated regularly by the Company’s chief executive officer, who is the Chief Operating Decision Maker (“CODM”), in order to assess performance and allocate resources. Characteristics of the Company which were relied upon in making the determination of reportable segments include the geographic region in which the Company operates and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

The Company’s operations are viewed in geographic regions of North America, South America, EMEA, and Asia which are the Company’s four reportable segments under ASC 280. The primary business of each of the geographic regions is manufacturing and selling cellulosic food casings. The Company’s casing products have similar characteristics and customers and share operations support functions such as sales, public relations, supply chain management, various research and development support, in addition to the general and administrative functions of human resources, legal, finance, and information technology.

The Company uses Operating Income, which is defined as profit or loss from operations before interest income, interest expense, other expense, net and income taxes, to assess the profitability of each segment. The Company’s reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered components of segment operating income. The CODM monitors actual Operating Income results relative to operating plan and forecast to assess the performance of the business and allocate resources.

Segment assets regularly reviewed by the CODM are inclusive only of inventory.

The following table reflects the results of the Company’s segments:

	Three Months Ended March 31, 2026
	North	South			Corporate
	America	America	EMEA	Asia	and Other	Consolidated
Sales from external customers	$33,375	$11,387	$33,899	$7,876	$—	$86,537
Intersegment net sales	3,116	—	17,725	—	—	$20,841
	36,491	11,387	51,624	7,876	—	107,378

Reconciliation of revenue
Elimination of intersegment sales					(20,841)	(20,841)
Total consolidated net sales						86,537

Cost of sales	(34,585)	(10,218)	(46,672)	(6,903)	20,841	(77,537)
Selling and marketing	(1,015)	(432)	(991)	(66)	—	(2,504)
General and administrative	(5,914)	(519)	(2,701)	(238)	—	(9,372)
Research and development	(389)	(11)	(128)	(30)	—	(558)
Amortization of intangibles	(29)	(120)	(387)	—	—	(536)
Asset impairment charge	—	—	—	—	—	—
Restructuring expense and related expense	(363)	—	—	—	—	(363)
Segment operating income	(5,804)	87	745	639	—	(4,333)

Interest expense, net						2,824
Other (expense) income, net						(1,183)
Net (loss) income before income taxes						(5,974)

	Three Months Ended March 31, 2025
	North	South			Corporate
	America	America	EMEA	Asia	and Other	Consolidated
Sales from external customers	43,485	11,322	30,016	9,365	—	94,188
Intersegment net sales	9,826	73	11,044	—	—	20,943
	53,311	11,395	41,060	9,365	—	115,131

Reconciliation of revenue
Elimination of intersegment sales					(20,943)	(20,943)
Total consolidated net sales						94,188

Cost of sales	(47,306)	(10,165)	(34,745)	(8,509)	20,943	(79,782)
Selling and marketing	(1,108)	(375)	(836)	(38)	—	(2,357)
General and administrative	(5,185)	(572)	(2,710)	(209)	—	(8,676)
Research and development	(532)	(12)	(103)	(15)	—	(662)
Amortization of intangibles	(27)	—	(335)	—	—	(362)
Asset impairment charge	(12,100)	—	—	—	—	(12,100)
Restructuring expense and related expense	(4,650)	—	—	—	—	(4,650)
Segment operating income	(17,597)	271	2,331	594	—	(14,401)

Interest expense, net						$2,760
Other (expense) income, net						$(2,155)
Net (loss) income before income taxes						(15,006)

The following table reflects the Company’s inventory by segment:

	March 31, 2026	December 31, 2025
North America	$32,688	$30,678
South America	19,931	19,160
EMEA	34,543	37,767
Asia	11,684	9,150
Consolidated inventory	$98,846	$96,755

The following table reflects the Company’s expenditures for long-lived assets by segment for the three ended March 31, 2026 and 2025:

	March 31, 2026	December 31, 2025
North America	$6,007	$6,481
South America	—	15
EMEA	524	869
Asia	76	9
Total expenditure for long- lived assets	$6,607	$7,374

Geographic Information

Total long-lived assets by country, which include property and equipment, net, operating lease right-of-use assets, net, and other assets, net, consists of the following:

	March 31, 2026	December 31, 2025
United States	$97,143	$92,876
France	28,634	29,630
Brazil	12,657	12,337
Poland	10,935	11,671
Philippines	7,792	8,356
Other international	15,263	16,220
Consolidated long-lived assets	$172,424	$171,092

Note 13 – Other Comprehensive Income and Changes in Accumulated Other Comprehensive Loss

Tax effects allocated to each component of other comprehensive income are the following:

	Before-	Tax (Expense)	Net-of-
	Tax Amount	or Benefit	Tax Amount
Balance at March 31, 2026
Foreign currency translation adjustments	$(1,800)	—	$(1,800)
Pension liability adjustments	(99)	(71)	(170)
Total other comprehensive (loss) income	$(1,899)	$(71)	$(1,970)

	Before-	Tax (Expense)	Net-of-
	Tax Amount	or Benefit	Tax Amount
Balance at March 31, 2025
Foreign currency translation adjustments	$2,157	—	$2,157
Pension liability adjustments	99	—	99
Total other comprehensive (loss) income	$2,256	$—	$2,256

Changes in accumulated other comprehensive loss consist of the following:

	Accrued	Translation
	Employee Benefits	Adjustments	Total
Balance at December 31, 2024	$(20,958)	$(44,428)	(65,386)
Other comprehensive income (loss) before
reclassifications	—	2,157	2,157
Reclassifications from accumulated other
comprehensive loss to earnings	99	—	99
Balance at March 31, 2025	$(20,859)	$(42,271)	$(63,130)

	Accrued	Translation
	Employee Benefits	Adjustments	Total
Balance at December 31, 2025	$(17,404)	$(37,957)	(55,361)
Other comprehensive income (loss) before
reclassifications	—	(1,800)	(1,800)
Reclassifications from accumulated other
comprehensive loss to earnings	(170)	—	(170)
Balance at March 31, 2026	$(17,574)	$(39,757)	$(57,331)

Note 14 – Variable Interest Entity

The Company holds a variable interest in a joint venture for which the Company is the primary beneficiary, the joint venture, VE Netting, LLC.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$99	$43
Receivables, net	40	73
Inventories	350	390
Other current assets	93	63

Property, plant and equipment	1,278	1,278
Less: Accumulated depreciation	(1,030)	(998)
Property, plant and equipment,net	248	280

Other assets	13	14
Total Assets	$843	$863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	749	735
Total Liabilites	749	735

Paid in capital	2,931	2,931
Retained earnings	(2,837)	(2,803)
Total Stockholder Equity	94	128
Total Liabilities and Stockholders’ Equity	$843	$863

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The following table summarizes the Statement of Operations of the VIE included in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Net sales	$202	$217
Cost of sales	212	212
Gross margin	(10)	5

Selling, general and administrative	15	14
Asset impairment	—	—

Operating loss	(25)	(9)

Other expense	9	(8)
Loss before income taxes	(34)	(17)

Income tax expense	—	—

Net loss	$(34)	$(17)

Note 15 – Net Earnings (Loss) Per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net (loss) income	$(6,722)	$(13,594)
Less: Net (loss) attributable to noncontrolling interests	(33)	(9)
Net (loss) income attributable to common stockholders	$(6,689)	$(13,585)
Less: Dividends on Series C Preferred Stock	—	—
Net (loss) income available to common stockholders	$(6,689)	$(13,585)

Denominator:
Weighted-average common shares outstanding, basic and diluted	7,931,249	5,126,972
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.84)	$(2.65)

Note 16 – Restructuring

On March 26, 2025, the Company announced that it would cease production at the Osceola, Arkansas facility effective May 31, 2025 (the “2025 Plant Closure Program”). In connection with the plant closure, 210 employees were separated under the separation plan resulting in severance of approximately $4,600 included in the restructuring and related costs for the year ended December 31, 2025. The plant closure resulted in an impairment of $9,600 related to the property, plant and equipment and $2,500 related to inventory which are recorded as Asset impairment charge in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Restructuring and related expense consists of the following in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Severance and other personnel costs	$—	$4,650
Transfer and disposal costs and professional fees	363	—
	$363	$4,650

The following table summarizes the activities as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Beginning balance	$153	$—
Provision	363	7,054
Payments	(516)	(6,901)
Ending balance	$—	$153

In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Note 17 – Revenue Recognition

The following table summarizes net sales by product line:

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Net Sales by product line
Nojax	$46,715	$52,113
Fibrous	24,674	25,192
Large	1,634	2,542
Plastic	10,758	12,375
Traded Goods	2,023	1,995
Other	733	(29)

Total	$86,537	$94,188

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Viskase,” the “Company,” “we,” “us,” or “our” and similar terms mean Viskase Holdings, Inc. and its subsidiaries. The discussion below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Forward-Looking Information and Factors that May Affect Future Results.”

You should read the following discussion and analysis of Viskase’s financial condition and results of operations together with Viskase’s audited financial statements for the year ended December 31, 2025, together with related notes thereto, included in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2026. The discussion and analysis should also be read together with (i) the section titled “Information about Viskase’s Business” in the prospectus/consent solicitation statement/offer to exchange filed by the Company with the SEC on January 30, 2026, (ii) our consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and (iii) our 2025 Annual Report on Form 10-K, as amended.

Overview

Viskase Holdings, Inc., previously known as Enzon Pharmaceuticals, Inc., is a Delaware corporation organized in 1970. Viskase, together with its subsidiaries, including Viskase Companies, operates in the casing product segment of the food industry. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates eight significant manufacturing facilities throughout North America, Europe, South America and Asia. Viskase provides value-added support services relating to these products for some of the world’s largest global consumer products companies. Viskase is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.

Viskase’s net sales are driven by consumer demand for meat products and the level of demand for casings by processed meat manufacturers, as well as the average selling prices of Viskase’s casings. Specifically, demand for Viskase’s casings is dependent on population growth, overall consumption of processed meats and the types of meat products purchased by consumers. Average selling prices are dependent on overall supply and demand for casings and Viskase’s product mix.

Viskase’s cellulose, fibrous and plastic casing extrusion operations are capital-intensive and are characterized by high fixed costs. Viskase’s finishing operations are labor intensive. The industry’s operating results have historically been sensitive to the global balance of capacity and demand. The industry’s extrusion facilities produce casings under a timed chemical process and operate continuously.

Viskase’s gross profit varies with changes in selling price, input material costs, labor costs and manufacturing efficiencies. The total contribution margin increases as demand for Viskase’s casings increases. Viskase’s financial results benefit from increased volume because Viskase does not have to increase its fixed cost structure in proportion to increases in demand. For certain products, Viskase operates at near capacity in its existing facilities. Viskase regularly evaluates its capacity and projected market demand. Viskase believes the current and planned cellulosic production capacity in Viskase’s industry is in balance with global demand.

Viskase’s business strategy is to continue to improve operational efficiencies, product quality and throughput by upgrading existing production facilities and adding resources in high growth markets through new capital investments. Viskase has been successful in implementing production cost-savings initiatives and will continue to pursue similar opportunities that enhance its profitability and competitive positioning as a leader in the casing market. Viskase is focused on reducing extrusion, shirring and printing waste through equipment upgrades and an ongoing effort to redefine product mix. In addition, Viskase seeks entry into new value-added lines of business.

Recent Developments

The Merger

On June 20, 2025, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) that was amended on October 23, 2025, by and between Enzon Pharmaceuticals, Inc. (which is now known as Viskase Holdings, Inc.), Viskase Companies, Inc. (which was converted into a limited liability company following the Merger and is now known as Viskase Companies, LLC (“Viskase Companies”), and EPSC Acquisition Corp. (“EPSC”). Pursuant to the terms of the Merger Agreement, EPSC was merged with and into Viskase Companies, with Viskase Companies surviving the merger as a wholly owned subsidiary of the Company (the “Merger”).

Immediately following the Merger, Viskase Companies converted into a limited liability company under Delaware law, and the Company changed its name from “Enzon Pharmaceuticals, Inc.” to “Viskase Holdings, Inc.” References herein to the Company refer to Viskase Holdings, Inc., which operates it business through its subsidiaries, including Viskase Companies.

In connection the transactions contemplated by the Merger Agreement, prior to the completion of the Merger, Icahn Enterprises Holdings L.P. and certain of its affiliates (together, the “IEH Parties”) agreed to exchange the shares of the Company’s Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), held by them into shares of the Company’s common stock (the “IEH Exchange”), pursuant to the terms of a support agreement entered into between the Company, Viskase Companies, and the IEH Parties on June 20, 2025 and amended on October 23, 2025 (the “Support Agreement”). In addition, certain holders of the Series C Preferred Stock other than the IEH Parties exchanged their shares of Series C Preferred Stock for shares of the Company’s common stock pursuant to the terms of an exchange offer conducted by the Company (the “Series C Exchange Offer”).

On March 26, 2026 (the “Closing Date”), the Company consummated the Merger Agreement and, as a result, Viskase Companies became a wholly owned subsidiary of Viskase Holdings. Pursuant to the terms of the Merger Agreement, holders of Viskase Companies’ common stock were entitled to receive shares of the common stock of the Company as consideration for the Merger. Accordingly, all of the issued and outstanding shares of common stock of Viskase Companies were cancelled and exchanged for the right to receive the merger consideration, which consisted of shares of the Company’s common stock. As a result of the Merger, Viskase Companies became a wholly owned subsidiary of Viskase Holdings. However, for financial reporting purposes, Viskase Companies is deemed to be the accounting acquirer in the Merger.

The net assets of Viskase Holdings (formerly Enzon Pharmaceuticals, Inc.) as of the Closing Date are stated at historical cost, with no goodwill or other intangible assets recorded, and the operations following the completion of the Merger are those of Viskase Companies and its subsidiaries. Upon closing of the Merger, Viskase Holdings had approximately $40.8 million in cash. As a result of the completion of the Merger, the business and operations conducted by the Company are those that were conducted by Viskase Companies prior to the completion of the Merger.

The Restructuring Plan

2025 Restructuring Plan – Arkansas Plant Closure

On March 26, 2025, the Company announced that it would cease production at its Osceola, Arkansas facility effective as of May 31, 2025 (the “2025 Plant Closure Program”), which is part of the 2025 Restructuring Plan. In connection with the plant closure, 210 employees were separated under the Company’s separation plan resulting in severance of approximately $4,600 included in the restructuring and related costs for the year ended December 31, 2025. The plant closure resulted in an impairment of $9,600 related to the property, plant and equipment and $7,059 related to inventory which are recorded as an asset impairment charge in the condensed consolidated statement of operations for the year ended December 31, 2025.

The following table summarizes the total charges related to the 2025 Restructuring Plan for the periods presented (in thousands):

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
Cash restructuring charges:
Severance and other personnel costs	$—	$4,650
Transfer and disposal costs and professional fees	363.00	—
Total cash charges	363.00	4,650
Non-cash charges:
Write-offs of inventory due to restructuring plan	—	12,100
Total non-cash charges	—	12,100
Total	$363	$16,750

In connection with the 2025 Restructuring Plan, the Company does not expect that it will incur any significant additional cash charges during the remainder of 2026. The Company does not anticipate these cost-saving measures will impair its ability to conduct any of its key business functions. However, the Company may not be able to realize the cost savings and benefits initially anticipated as a result of the 2025 Restructuring Plan.

Impact of General Economic Risk Factors on our Business and Operations

Viskase is subject to continuing risks and uncertainties in connection with, and as a result of, the current geopolitical and economic uncertainty, including increases in inflation, risk of economic slowdown, fluctuating interest rates, new or increased tariffs and other barriers to trade, supply chain disruptions, changes to fiscal and monetary policy or government budget dynamics (particularly in the product segment of the food industry), volatility in financial markets, elevated energy and commodity prices, potential government shut downs, and war, military conflicts and/or hostilities, including the ongoing conflicts between Russia and Ukraine and regional hostilities in the Middle East and the responses thereto. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time, and could have material adverse effects on our business, results of operations, financial condition, and liquidity, including through increased input costs, disrupted supply chains, reduced consumer demand, tighter financial conditions, and impaired access to capital markets. We will continue to evaluate the nature and extent of the potential impacts to its business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors — Risk Factors Relating to Viskase’s Business” in the prospectus/consent solicitation statement/offer to exchange filed by the Company with the SEC on January 30, 2026.

Components of Results of Operations

Net Sales

Viskase generates net sales from sales of its products, including cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase serves the majority of its natural channel customers through meat manufacturers, which purchase, store, sell and deliver Viskase’s products to consumers.

Viskase periodically offers promotional incentives to its customers, including customer rebates, temporary price reductions, off-invoice discounts, and other trade activities. At the end of each accounting period, Viskase recognizes a liability for an estimated promotional allowance reserve. Viskase periodically provides credits or discounts to its customers in the event that products do not conform to customer expectations upon delivery. Viskase treats these credits and discounts as a reduction of the sales price of the related transaction at the time of sale. Viskase anticipates that these promotional activities, credits and discounts could materially impact Viskase’s net revenue and that changes in such activities could impact period-over-period results.

Viskase’s casings are sold to customers at a premium price point, and when prices for competitor casings fall relative to the price of Viskase’s casings (including due to any price increases Viskase may implement), price-sensitive customers may choose to purchase casings offered by Viskase’s competitors instead of Viskase’s products. As a result, competitor pricing may adversely affect Viskase’s net revenue. Net revenue may also vary from period to period depending on the purchase orders Viskase receives, the volume and mix of Viskase’s products sold, and the channels through which Viskase’s products are sold.

Cost of Sales

Cost of sales consists of the costs directly attributable to producing Viskase’s products, which include labor, raw material and packaging costs as well as overhead. The labor cost is comprised of wages and related costs for Viskase’s processing of crew members. The raw material is comprised of those items necessary to process Viskase’s finished casing products and the packaging costs are the cost of the packaging materials in which Viskase’s finished products are sold. Overhead costs in cost of goods sold include utilities, insurance, inbound freight, storage fees related to Viskase’s manufacturing facilities and depreciation and amortization expenses related to Viskase’s assets used in production.

Operating Expenses

Viskase’s operating expenses consist of selling, general and administrative expenses, amortization of intangibles, asset impairment expense, and restructuring and related expense, as further described below:

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses, including recruiting costs, salaries, bonuses, benefits, and equity-based compensation, for individuals in Viskase’s executive, finance, operations, human resources, business development and other administrative functions. Other selling, general and administrative expenses include legal fees relating to corporate matters and patent-related activities, insurance costs, information technology, and professional and consulting fees associated with accounting, audit, tax and investor and public relations. Viskase expects selling, general and administrative expenses to increase in the future in connection with the expansion of the business and increased marketing costs.

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for Viskase’s products. Viskase expects shipping and distribution expenses to increase in the medium-to-long term as Viskase continues to scale its business, and there is a risk that such expenses could continue to increase due to the dynamic and evolving global geopolitical and economic environment.

Amortization of Intangibles

Viskase has recognized definite lived intangible assets for customer relationships, technologies, patents, trademarks, and in-place leases. Amortization of these intangibles are recognized on a straight-line basis over the respective estimated useful lives on the intangible assets.

Asset Impairment Expense

In connection with its 2025 Restructuring Plan, Viskase took measures to close certain of its manufacturing facilities, resulting in asset impairment charges on its machinery in each respective location. These asset impairment charges are recorded as “asset impairment expense” within the consolidated statements of operations.

Restructuring and Related Expense

Any costs incurred related to the 2025 Restructuring Plan, including transfer and disposal costs, professional fees, severance and other personnel costs, and capital expenditures were recorded as “restructuring and related expense” within the consolidated statements of operations.

Non-Operating Expenses

Viskase’s non-operating expenses interest expense, net and other income (expense), net, as further described below:

Interest Expense, Net

Viskase records interest expense on its long-term debt based on the terms within its Credit Agreement, as further discussed and defined below with “Amended Senior Credit Facility.” This interest expense is partially offset by interest income earned on cash and cash equivalents.

Other Income (Expense), Net

Other income (expense), net primarily relates to foreign currency gains and losses and the expense related to the reversal of a receivable for an uncertain tax with offset running through the “income tax provision” within the consolidated statement of operations.

Income Taxes

Viskase determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for financial and income tax purposes. Viskase is periodically audited by taxing authorities and considers any adjustments made as a result of the audits in computing its income tax expense. Any audit adjustments affecting permanent differences could have an impact on Viskase’s effective tax rate.

Deferred income taxes relate primarily to depreciation expense and share-based compensation programs accounted for differently for financial and income tax purposes. Changes in tax laws and rates could materially affect recorded deferred tax assets and liabilities in the future. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized for a deferred tax asset. Changes in projected future earnings could affect Viskase’s recorded valuation allowances, if any, in the future.

Viskase records unrecognized tax benefit liabilities for known or anticipated tax issues for which the benefit is more likely than not based on its analysis of whether, and the extent to which, additional taxes will be due. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.To the extent Viskase prevails in matters for which unrecognized tax benefit liabilities have been established or are required to pay amounts in excess of its recorded liability, Viskase’s effective tax rate in a given financial statement period could be materially affected.

Results of Operations – Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes Viskase’s annual condensed consolidated statement of operations for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2026	31, 2025	Change
Net sales	$86,537	$94,188	$(7,651)
Cost of sales	77,537	79,782	(2,245)
Gross margin	9,000	14,406	(5,406)
Operating expenses
Selling, general and administrative	12,434	11,695	739
Amortization of intangibles	536	362	174
Asset impairment expense	—	12,100	(12,100)
Restructuring expense	363	4,650	(4,287)
Total operating expenses	13,333	28,807	(15,474)
Loss from operations	(4,333)	(14,401)	10,068
Other income (expense):
Interest expense, net	2,824	2,760	64
Other expense (income), net	(1,183)	(2,155)	972
Total other expense, net	1,641	605	1,036
Loss before income tax provision	(5,974)	(15,006)	9,032
Income tax provision (benefit)	748	(1,412)	2,160
Net loss	$(6,722)	$(13,594)	$6,872

Net Sales

Net sales decreased by approximately $7.7 million, or (8.1)%, to $86.5 million for the three months ended March 31, 2026, compared to $94.2 million for the three months ended March 31, 2025. The decrease in net sales was primarily driven by volume-related decreases of approximately $13.0 million, partially offset by price and product mix-related increases of approximately $1.0 million and a favorable foreign currency impact of $4.3 million.

The following table summarizes our segment revenues for the periods presented (in thousands):

	Net Sales
					Corporate and
	North America	South America	EMEA	Asia	Other	Consolidated
Three months Ended March 31, 2026	$36,491	$11,387	$51,624	$7,876	$(20,841)	$86,537
Three months Ended March 31, 2025	53,311	11,395	41,060	9,365	(20,943)	94,188
Change - $	(16,820)	(8)	10,564	(1,489)	102	(7,651)
Change - %	(46.1)%	(0.1)%	20.5%	(18.9)%	(0.5)%	(8.8)%

The decrease in North America nets sales of $16.8 million is mainly due to reduced sales volume resulting from a temporary production capacity issue related to the 2025 restructuring plan, offset by an increase in selling price. EMEA nets sales has increased $10.6 million due to $6 million of intercompany sales volume and $4 million of increased customer sales mainly driven by foreign currency translation. Asia net sales decreased $1.5 million due to sales volume.

Cost of Sales

Cost of sales decreased by approximately $2.2 million or (2.8)% to $77.5 million for the three months ended March 31, 2026, compared to $79.8 million for the three months ended March 31, 2025. The decrease in cost of sales was primarily driven by lower volumes of product sold due to temporary capacity constraints.

Gross Margin

Gross margin decreased by approximately $5.4 million, or (37.5)%, to $9.0 million for the three months ended March 31, 2026, compared to $14.4 million for the three months ended March 31, 2025. The decrease in gross margin was primarily driven by lower volumes of product sold due to temporary capacity constraints.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $0.7 million, or 6.3%, to $12.4 million for the three months ended March 31, 2026, compared to $11.7 million for the three months ended March 31, 2025. The increase was primarily driven by higher year over year professional fees and payroll expenses.

Amortization of Intangibles

Amortization of intangible assets totaled approximately $0.5 million for the three months ended March 31, 2026 and 2025 on the amortization of intangible assets recognized with acquisitions.

Restructuring and Related Expenses

Restructuring and related expense totaled approximately $0.4 million for the three months ended March 31, 2026, compared to an expense of $4.7 million for the three months ended March 31, 2025. See the discussion in the Restructuring Plan section above for additional details.

Income from Operations

Loss from operations totaled approximately $4.3 million for the three months ended March 31, 2026, compared to $14.4 million for the three months ended March 31, 2025. The decrease in operating loss of $10.1 million or (69.9)% was primarily driven by asset impairment expense of $12.1 million recorded in during the same period in prior year, partially offset by lower year over year gross margin during the three months ended March 31, 2026.

The following table summarizes our segment operating income for the periods presented (in thousands):

	Operating Income
					Corporate and
	North America	South America	EMEA	Asia	Other	Consolidated
Three months Ended March 31, 2026	$(5,804)	$87	$745	$639	—	$(4,333)
Three months Ended March 31, 2025	(17,597)	271	2,331	594	—	(14,401)
Change -$	11,793	(184)	(1,586)	45	—	10,068
Change - %	(203.2)%	(211.5)%	(212.9)%	7.0%	—	(232.4)%

North America operating income has improved $11.8 million due to lower asset impairment and restructuring expense of $16.4 million offset by a decrease in gross profit due to lower sales volume. EMEA operating income is lower by $1.6 million compared to March 31, 2025 due to lower gross profit on sales mix and inflation on costs.

Other Income (Expense):

Interest Expense, Net

Interest expense, net of interest income totaled approximately $2.8 million for the three months ended March 31, 2026 and 2025.

Other (Expense) Income, Net

Other income, net totaled approximately $1.2 million for the three months ended March 31, 2026, compared to approximately $2.2 million for the three months ended March 31, 2025. The decrease was primarily driven by foreign currency gains or losses recognized during the period.

Income Taxes:

Income Tax Provision

During the three months ended March 31, 2026, an income tax provision of approximately $0.7 million was recognized on the loss before income taxes of $6.0 million compared to an income tax benefit of approximately $1.4 million for the three months ended March 31, 2025 on loss before income taxes of $15.0 million. Our effective income tax rate was (12.5)% and 9.4 % for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

For the three months ended March 31, 2025 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to the jurisdictional mix of earnings and operating losses expected for the year.

Liquidity and Capital Resources

Sources and Uses of Cash

Viskase’s primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under its Amended Senior Credit Facility and Foreign Lines of Credit (as further discussed and defined below). As of March 31, 2026, Viskase had approximately $28.6 million of cash and cash equivalents and approximately $5.8 million of unused borrowing capacity under the Amended Senior Credit Facility, net of letters of credit.

On April 16, 2026, we finalized the Seventh Amendment to our Credit Agreement, which extends the Maturity Date from August 13, 2026 until August 13, 2027, amends the definition of Applicable Rate to increase the interest rate, amends the definition of Consolidated EBITDA to address the treatment of certain restructuring and transaction related costs and expenses, amends the definition of Permitted Transfers to allow the disposition of the equipment, real property and improvements of the Osceola Facility and the real property and improvements of the Chicago Property, and amends certain thresholds for obligations under the Existing Credit Agreement.

Currently, primary uses of cash are for our operations, capital expenditures, and debt service. We believe that net cash generated from operating activities, cash on hand, and available borrowings under its Amended Senior Credit Facility will be adequate to meet Viskase’s liquidity and capital requirements for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Going Concern

The assessment of liquidity and going concern requires us to make judgments about its ability to meet its obligations as they fall due for at least one year after the date that its condensed consolidated financial statements for the three months ended March 31, 2026 are issued.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate refinancing of its Senior Credit Facility before its maturity in August 2027.

We fully expect the refinancing will be completed before the maturity of Senior Credit Facility. However, there is no assurance that the Company will be able to obtain sufficient additional funds to refinance these maturities or that such funds, if available, will be obtainable on terms satisfactory to the Company, and therefore substantial doubt exists about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

Cash Flows – Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes Viskase’s cash flows for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2026	31, 2025
Net cash (used in) provided by operating activities	$(16,315)	$129
Net cash used in investing activities	(8,985)	(7,351)
Net cash provided by financing activities	44,748	7,188
Foreign currency translation	(46)	83
Net increase in cash and cash equivalents	$19,402	$49

Net Cash Provided by Operating Activities

Viskase’s operating cash flow is primarily driven by Viskase’s earnings and changes in operating assets and liabilities, such as accounts receivable, inventories, accounts payable and other accrued liabilities, as well as other factors described below. Cash requirements for operating activities are subject to Viskase’s operating needs and the timing of collection of receivables and payments of payables and expenses.

For the three months ended March 31, 2026, net cash used in operating activities was approximately $16.3 million, compared to net cash provided by operating activities of approximately $0.1 million for the three months ended March 31, 2025. The decrease was primarily attributable to increases in receivables, inventories, and other current assets, as well as a decrease in accounts payable during the three months ended March 31, 2026.

Net Cash Used in Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was approximately $8.9 million, compared to $7.4 million for the three months ended March 31, 2025, representing an increase of $1.5 million. The increase was primarily attributable to higher capital expenditures related to manufacturing facilities and production equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $44.8 million for the three months ended March 31, 2026, compared to $7.2 million for the three months ended March 31, 2025, representing an increase of $37.6 million. The increase was primarily attributable to $40.9 million of cash acquired in connection with the Enzon reverse recapitalization transaction and $15.0 million of proceeds from a private placement of common stock, partially offset by $10.6 million of repayments of short-term debt.

Recent Accounting Pronouncements

See Note 1, “Summary of significant accounting policies”, to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our unaudited condensed consolidated and audited consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026, Viskase did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its current and future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2026. Refer to our audited financial statements for the year ended December 31, 2025, together with related notes thereto, included in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2026 for a discussion of our critical accounting estimates.

Forward-Looking Information and Factors That May Affect Future Results

Certain statements contained in this discussion may be considered forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. These and other forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements, including, without limitation, those that are set forth in the section titled “Risk Factors” in the prospectus/consent solicitation statement/offer to exchange filed by the Company with the SEC on January 30, 2026. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, Viskase cannot assure you that the future results covered by the forward-looking statements will be achieved. Forward-looking statements may relate to, among other things:

oour ability to meet liquidity requirements and to fund necessary capital expenditures;

othe strength of demand for our products, prices for our products and changes in overall demand;

oassessment of market and industry conditions and changes in the relative market shares of industry participants;

oconsumption patterns and consumer preferences;

othe effects of competition and competitor responses to our products and services;

oour ability to realize operating improvements and anticipated cost savings;

opending or future legal proceedings and regulatory matters;

ogeneral economic conditions and their effect on our business;

ochanges in the cost or availability of raw materials and changes in energy prices or other costs;

opricing pressures for our products;

othe cost of and compliance with environmental laws and other governmental regulations;

oour results of operations for future periods;

oour anticipated capital expenditures;

oour ability to pay, and our intentions with respect to the payment of, dividends on shares of our capital stock;

oour ability to protect our intellectual property;

oeconomic and industry conditions affecting our customers and suppliers;

oour ability to identify, complete and integrate acquisitions, including the Company’s business combination with Viskase Companies, pursuant to which Viskase Companies became a wholly owned subsidiary of the Company;

oour strategy for the future, including opportunities that may be presented to and/or pursued by us;

othe Company may not be able to utilize its net operating losses and tax credit carryforwards; and

oour ability to meet, or seek an exemption to, the 10% public float requirements for the OTCQB market of the OTC Markets Group, Inc.

These forward-looking statements are not guarantees of future performance. Forward-looking statements are based on management’s expectations that involve risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The ultimate outcome of these matters is inherently uncertain, and there can be no assurance that their resolution will not have a material adverse effect on the company’s financial condition or results of operations.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
2.1**	Agreement and Plan of Merger, dated as of June 20, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp. and Viskase Companies, Inc.	13
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	1
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013.	2
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020.	3
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020.	4
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022.	5
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc. dated March 24, 2026.	11
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc. dated March 20, 2026.	11
3.8	Certificate of Amendment, dated as of March 26, 2026.	12
3.9	Certificate of Elimination of Series A-1 Junior Participating Preferred Stock, dated as of March 26, 2026.	12
4.1	Seventh Amendment to the Section 382 Rights Agreement, dated as of January 30, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	6
4.2	Eighth Amendment to the Section 382 Rights Agreement, dated as of February 27, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	7
4.3	Ninth Amendment to the Section 382 Rights Agreement, dated as of March 10, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	9
4.4	Tenth Amendment to the Section 382 Rights Agreement, dated as of March 18, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	10
4.5	Eleventh Amendment to the Section 382 Rights Agreement, dated as of March 23, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	11
10.1	First Amendment to Agreement and Plan of Merger, dated as of October 24, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp., and Viskase Companies, Inc.	8
10.2	First Amendment to Support Agreement, dated as of October 24, 2025, by and between Icahn Enterprises Holdings L.P. and certain of its affiliates, Enzon Pharmaceuticals, Inc. and Viskase Companies, Inc.	8

10.3**	Seventh Amendment to Credit Agreement, dated as of April 16, 2026.	14
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	+

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

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

*	(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

*	(2)	Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013.

*	(3)	Current Report on Form 8-K filed on August 14, 2020.

*	(4)	Current Report on Form 8-K filed on September 23, 2020.

*	(5)	Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022.

*	(6)	Current Report on Form 8-K filed on January 30, 2026.

*	(7)	Current Report on Form 8-K filed on February 27, 2026.

*	(8)	Current Report on Form 8-K filed on October 24, 2025.

*	(9)	Current Report on Form 8-K filed on March 11, 2026.

*	(10)	Current Report on Form 8-K filed on March 18, 2026.

*	(11)	Current Report on Form 8-K filed on March 24, 2026.

*	(12)	Current Report on Form 8-K filed on March 26, 2026.

*	(13)	Current Report on Form 8-K filed with the SEC on June 23, 2025.

*	(14)	Current Report on Form 8-K filed on April 21, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISKASE HOLDINGS, INC.
(Registrant)

Dated: May 4, 2026	/s/ Thomas D. Davis
Thomas D. Davis
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2026	/s/ Michael Blecic
Michael Blecic Chief Financial Officer, Vice President, Chief Accounting Officer, Treasurer
(Principal Financial Officer and Principal Accounting Officer)