Form 10-Q
period 2026-06-30
Viskase Holdings, Inc.
filed 2026-08-03
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Shares of Common Stock outstanding as of August 3, 2026: 14,331,620

VISKASE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Number of Shares and Per Share Amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$7,911	$9,217
Receivables, net	67,385	60,182
Inventories, net	105,296	96,755
Other current assets	46,745	42,494
Total current assets	227,337	208,648

Property, plant and equipment	493,194	482,326
Less accumulated depreciation	(345,541)	(341,022)
Property, plant and equipment, net	147,653	141,304

Right of use assets	18,094	19,946
Other assets, net	9,821	9,842
Intangible assets, net	12,620	13,401
Goodwill	3,049	3,131
Deferred tax asset	5,909	5,870
Total Assets	$424,483	$402,142

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$54,468	$141,774
Accounts payable	39,424	44,342
Accrued liabilities	25,495	24,282
Short-term lease liabilities	4,243	4,119
Total current liabilities	123,630	214,517

Long-term debt, net of current maturities	74,929	—
Long-term liabilities:
Accrued employee benefits	22,609	23,597
Deferred income taxes	1,470	1,557
Long-term lease liabilities	16,200	18,111

Mezzanine equity:
Series C preferred stock - $0.01 par value, 3,000,000 shares authorized, 384 and 0 issued and outstanding (liquidation value $1,129 and $0 per share) at June 30, 2026 and December 31, 2025, respectively	433	—

Stockholders’ equity:
Common stock, $0.01 par value; 170,000,000 shares authorized, 14,371,173 shares issued and 14,331,620 shares outstanding at June 30, 2026 and 170,000,000 shares authorized 6,651,652 shares issued and 6,612,099 shares outstanding at December 31, 2025	143	66
Paid in capital	267,959	213,019
Retained earnings	(23,632)	(11,881)
Accumulated other comprehensive loss	(57,670)	(55,361)
Total Viskase stockholders’ equity	186,800	145,843
Deficit attributable to non-controlling interest	(1,587)	(1,483)
Total stockholders’ equity	185,213	144,360
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$424,483	$402,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

NET SALES	$90,131	$97,279	$176,668	$191,467
Cost of sales	79,033	85,645	156,570	165,427

GROSS MARGIN	11,098	11,634	20,098	26,040

Selling, general and administrative	12,149	12,929	24,583	24,624
Amortization of intangibles	535	388	1,071	750
Asset impairment expense	226	—	226	12,100
Restructuring expense	203	947	566	5,597

OPERATING LOSS	(2,015)	(2,630)	(6,348)	(17,031)
Interest expense, net	2,704	2,837	5,528	5,597
Other expense (income), net	109	438	(1,074)	(1,717)

LOSS BEFORE INCOME TAXES	(4,828)	(5,905)	(10,802)	(20,911)
Income tax provision	305	14,353	1,053	12,941

NET LOSS	(5,133)	(20,258)	(11,855)	(33,852)

Less: net loss attributable to noncontrolling interests	$(71)	$(12)	$(104)	$(21)

Net loss attributable to Viskase Holdings, Inc	$(5,062)	$(20,246)	$(11,751)	$(33,831)

WEIGHTED AVERAGE COMMON STOCK
- BASIC AND DILUTED	14,331,620	5,419,340	11,149,115	5,273,964

PER SHARE AMOUNTS:
EARNINGS PER SHARE
- BASIC AND DILUTED	$(0.35)	$(3.74)	$(1.05)	$(6.41)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net loss	$(5,133)	$(20,258)	$(11,855)	$(33,852)

Other comprehensive (loss) income, net of tax

Pension liability adjustment	(223)	1,187	(393)	1,286
Foreign currency translation adjustment	(116)	5,237	(1,916)	7,394

Other comprehensive (loss) income, net of tax	(339)	6,424	(2,309)	8,680

Comprehensive loss	$(5,472)	$(13,834)	$(14,164)	$(25,172)

Less: comprehensive loss attributable to noncontrolling interests	(71)	(12)	(104)	(21)

Net comprehensive loss attributable to Viskase Holdings, Inc	$(5,401)	$(13,822)	$(14,060)	$(25,151)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Mezzanine	Mezzanine
	Equity	Equity	Common					Accumulated	Total
	Series C	Series C	stock					other	Viskase	Non-	Total
	Preferred	Preferred	Issued	Common	Paid in	Treasury	Retained	comprehensive	stockholders’	controlling	stockholders’
	Stock (Shares)	Stock	(Shares)	stock	capital	stock	earnings	loss	equity	Interest	equity
Balance January 1, 2025 (as previously reported)	—	—	103,190,665	$1,040	$182,343	$(298)	$53,610	$(65,386)	$171,309	$(1,321)	$169,988
Retroactive application of Merger	—	—	(98,122,166)	(989)	691	298	—	—	—	—	—
Balances at January 1, 2025 effect of reverse acquisition (refer to Note 2)	—	—	5,068,499	51	183,034	—	53,610	(65,386)	171,309	(1,321)	169,988

Net (loss)	—	—	—	—	—	—	(13,585)	—	(13,585)	(9)	(13,594)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,157	2,157	—	2,157
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	99	99	—	99
Private placement of common stock	—	—	350,841	4	14,996	—	—	—	15,000	—	15,000
Balance March 31, 2025	—	—	5,419,340	$55	$198,030	$—	$40,025	$(63,130)	$174,980	$(1,330)	173,650

Net (loss)	—	—	—	—	—	—	(20,244)	—	(20,244)	(12)	(20,258)
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,237	5,237	—	5,237
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	1,187	1,187	—	1,187
Balance June 30, 2025	—	—	5,419,340	$55	$198,030	$—	$19,781	$(56,706)	$161,160	$(1,342)	$159,816

	Mezzanine	Mezzanine
	Equity	Equity	Common					Accumulated	Total
	Series C	Series C	stock					other	Viskase	Non-	Total
	Preferred	Preferred	Issued	Common	Paid in	Treasury	Retained	comprehensive	stockholders’	controlling	stockholders’
	Stock (Shares)	Stock	(Shares)	stock	capital	stock	earnings	loss	equity	Interest	equity
Balance January 1, 2026 (as previously reported)	—	$—	134,617,157	$1,346	$212,037	$298	$(11,881)	$(55,361)	$145,843	$(1,483)	$144,360
Retroactive application of Merger	—	—	(128,005,058)	(1,280)	982	298	—	—	—	—	—
Balance January 1, 2026	—	—	6,612,099	$66	$213,019	$—	$(11,881)	$(55,361)	$145,843	$(1,483)	$144,360

Net (loss)	—	—	—	—	—	—	(6,689)	—	(6,689)	(33)	(6,722)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,800)	(1,800)	—	(1,800)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	(170)	(170)	—	(170)
Private placement of common stock	—	—	1,270,288	13	14,987	—	—	—	15,000	—	15,000
Equity consideration issued for acquisition (Note 2)	384	433	6,449,233	64	39,952	—	—	—	40,016	—	40,016
Balance March 31, 2026	384	433	14,331,620	$143	$267,958	$—	$(18,570)	$(57,331)	$192,200	$(1,516)	$190,684

Net (loss)	—	—	—	—	—	—	(5,062)	—	(5,062)	(71)	(5,133)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(116)	(116)	—	(116)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	(223)	(223)	—	(223)
Private placement of common stock	—	—	—	—	—	—	—	—	—	—	—
Equity consideration issued for acquisition (Note 2)	—	—	—	—	—	—	—	—	—	—	—
Balance June 30, 2026	384	433	14,331,620	$143	$267,958	$—	$(23,632)	$(57,670)	$186,799	$(1,587)	$185,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(11,855)	$(33,852)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	8,648	10,290
Amortization of deferred financing fees	842	322
Deferred income taxes	103	—
Loss on impairment of assets	226	12,100

Changes in operating assets and liabilities:
Receivables	(8,290)	4,462
Inventories	(10,421)	4,848
Other current assets	(4,850)	2,344
Other assets	(237)	11,363
Accounts payable	(3,129)	(5,434)
Accrued liabilities	1,772	(395)
Accrued employee benefits	(338)	(1,503)
Other	9	(2,171)
Total adjustments	(15,665)	36,226

Net cash (used in) provided by operating activities	(27,520)	2,373

Cash flows from investing activities:
Capital expenditures	(16,682)	(16,342)
Net cash used in investing activities	(16,682)	(16,342)

Cash flows from financing activities:
Cash acquired in connection with reverse recapitalization	40,855	—
Deferred financing costs	(1,958)	(300)
Issuance of common stock	15,000	15,000
Repayment of short-term debt	(11,547)	(5,625)
Proceeds from long-term debt	647	7,758
Net cash provided by financing activities	42,997	16,833

Effect of currency exchange rate changes on cash	(101)	344
Net increase in cash and equivalents	(1,306)	3,208
Cash, equivalents and restricted cash at beginning of period	9,217	5,704
Cash, equivalents and restricted cash at end of period	$7,911	$8,912

Supplemental cash flow information:
Interest paid less capitalized interest	$4,684	$5,274
Income taxes paid	$2,512	$200
Capital Expenditure in Accounts Payable	$2,699	$—

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

The Company believes that the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, comprising routine recurring accruals, to accurately reflect the financial position as of June 30, 2026, as well as the operating results and cash flows for the periods presented. However, the operating results for the period ended June 30, 2026 may not be representative of the results expected for the full year ending December 31, 2026.

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

Impairment of Long-Lived Assets

The Company has long-lived assets including property, plant and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, the loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the six months ended June 30, 2026, the Company recognized an impairment of $226 in the North America asset group. During the six months ended June 30, 2025, the Company implemented restructuring plans (see Note 16 – Restructuring) which resulted in asset write-offs of $9,600 in the North America asset group.

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

Variable Interest Entity

The Company holds a variable interest in VE Netting, LLC. The joint venture is a manufacturing, marketing and selling company of high-quality netting solutions for the meat and poultry industry. VE Netting, LLC is a Delaware limited liability company with its principal place of business in Lombard, IL. The netting product is manufactured under agreement by Viskase’s affiliate located in Monterrey, Mexico. VE Netting, LLC was determined to be a variable interest entity (VIE) in accordance with ASC Topic 810, Consolidations, for which the Company is the primary beneficiary, as the Company has the power to direct activities that most significantly impact the economic performance and has the right to receive benefits and losses that may potentially be significant. As the primary beneficiary of the VIE, the VIE’s assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 and June 30, 2025. The other equity holders’ interests are reflected in “Net (loss) income attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets. See Note 14 -Variable Interest Entity for standalone financial information.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes all other non-stockholder changes in equity. Changes in other comprehensive income (loss) for three and six months ended June 30, 2026 and the year ended December 31, 2025 resulted from changes in foreign currency translation and pension liability.

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

Payment terms vary by customer; however, the time between invoicing and payment is not significant. None of the Company’s customer contracts as of June 30, 2026 and December 31, 2025 contain a significant financing component.

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

Note 2 - Merger

As discussed in Note 1, Summary of Significant Accounting Policies, on March 26, 2026, the previously announced Merger between Viskase Companies, Merger Sub, and Enzon, was completed pursuant to the terms of the Merger Agreement.

Prior to the Closing Date of the Merger, the following occurred:

●	On January 30, 2026, Enzon commenced an offer to each holder of Series C Preferred Stock of Enzon, other than the IEH Parties, to exchange each share of Series C Preferred Stock beneficially owned by such non-IEH party for a number of shares of Enzon Common Stock equal to (i) the aggregate liquidation value of the share divided by (ii) $7.83, which reflected the Enzon 20-Day volume weighted average price calculated in accordance with the Merger Agreement (the “Series C Exchange Offer”).

Of the 723 shares of Series C Preferred Stock held by non-IEH Parties, holders of 339 shares elected to participate in the Series C Exchange Offer and exchanged such shares for shares of Enzon Common Stock prior to the Closing Date. The holders of the remaining 384 shares of Series C Preferred Stock did not elect to exchange their shares, and those shares remained outstanding as of the Closing Date.

●	On March 11, 2026, a majority of the holders of Enzon Common Stock approved the 1-for-100 reverse stock split (the “Reverse Stock Split”). On March 24, 2026, Enzon effectuated the Reverse Stock Split pursuant to which every one hundred (100) shares of Enzon’s issued and outstanding common stock were combined into one (1) share of Enzon Common Stock.
●	On March 25, 2026, each share of Enzon’s Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) beneficially owned by Icahn Enterprises Holdings L.P. and certain of its affiliates (together, the “IEH Parties”) was exchanged for a number of shares of Enzon Common Stock equal to (i) the aggregate liquidation value of such shares of Series C Preferred Stock divided by (ii) the Enzon 20-day volume weighted average price of the Enzon Common Stock (the “IEH Share Exchange”). Accordingly, as of March 25, 2026, 5,658,396 shares of Enzon Common Stock were issued to the IEH Parties in respect of the 39,277 shares of Series C Preferred Stock previously held by the IEH Parties.

On the Closing Date of the Merger, the following occurred:

●	Each share of Viskase Companies common stock issued and outstanding immediately prior to the Merger (other than shares held by Viskase Companies as treasury shares), which totaled 160,479,226 shares, was exchanged into the right to receive 0.049118 shares (the “Exchange Ratio”) of Viskase Holdings, Inc. common stock for a total of 7,882,387 shares.
●	Each share of Viskase Companies common stock issued and outstanding and held by Viskase Companies as treasury shares, which totaled 805,270 shares, was automatically cancelled and ceased to exist.

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

In accordance with this method of accounting, the Merger was treated as the equivalent of Viskase issuing shares for the net assets of Enzon, accompanied by a recapitalization. The net assets of Enzon were stated at historical cost, with no goodwill or other intangible assets recorded, and the operations prior to the Merger are those of Viskase. The shares and net loss per share of common stock of legacy Viskase Companies, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger.

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

The following table presents non-cash transactions associated with the Merger which were excluded from the condensed consolidated statements of cash flows:

Six months
ended
June 30, 2026
Prepaids and other current assets acquired in connection with the Merger	$160
Other liabilities assumed in connection with the Merger	$565
Series C preferred stock historically outstanding at Enzon that remained outstanding following the Merger	$433

Note 3 – Receivables, Net

Receivables net, consist of the following:

(thousands)	June 30, 2026	December 31, 2025
Accounts receivable, gross	$70,336	$63,123
Less allowance for credit losses	(2,951)	(2,941)
Receivables, net	$67,385	$60,182

Note 4 – Inventories, Net

Inventories net, consists of the following:

(thousands)	June 30, 2026	December 31, 2025
Raw materials	$27,603	$27,141
Work in process	43,910	38,106
Finished products	33,783	31,508
Total inventories, net	$105,296	$96,755

As of June 30, 2026 and December 31, 2025, the Company had an inventory reserve of $4,173 and $3,613, respectively.

Note 5 – Property, Plant and Equipment, net

Depreciation expense associated with property, plant and equipment was $7,576 and $8,531 for the six months ended June 30, 2026 and 2025, respectively.

Property, plant and equipment, net, consists of the following:

(thousands)	June 30, 2026	December 31, 2025
Land and improvements	$1,932	$1,880
Buildings and improvements	54,325	55,331
Machinery and equipment	352,266	354,178
Furniture and fixtures	28,946	28,981
Construction in progress	55,725	41,956
Total property plant and equipment	$493,194	$482,326

Accumulated depreciation

(thousands)	June 30, 2026	December 31, 2025
Land and improvements	$647	$533
Buildings and improvements	32,042	31,691
Machinery and equipment	296,771	292,736
Furniture and fixtures	16,081	16,062
Total accumulated depreciation	$345,541	$341,022

Asset Impairment charges of $226 and $12,100 were recorded for the six months ended June 30, 2026 and 2025, respectively, in association with the closing of the Osceola, Arkansas plant and the removal of assets prior to the end of their useful lives. See Note 16 – Restructuring for additional information.

Note 6 – Other Current Assets

Other current assets consist of the following:

	June 30,	December 31,
(thousands)	2026	2025
Prepaid expenses	$22,003	$19,709
Supplies	19,568	18,988
Other	5,174	3,797
Total other current assets	$46,745	$42,494

Note 7 – Debt Obligations

Debt obligations consist of the following:

(thousands)	June 30, 2026	December 31, 2025
Short-term debt:
Senior credit facility	$41,750	$130,375
Europe line of credit	12,718	11,631
Other	—	598
Less: short-term deferred financing costs	—	(830)
Total short-term debt	54,468	141,774

Long-term debt:
Senior credit facility	$76,875	$—
Less: long-term deferred financing costs	(1,946)	—
Total long-term debt, net	74,929	—
Total debt	$129,397	$141,774

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

On July 26, 2025, the Company entered into the Fourth Amendment to its Senior Credit Facility. There were no changes to the facility amounts or maturity dates and repayment terms remained largely unchanged except for mandatory prepayments equal to $15,000 upon the closing of the Enzon Merger by December 31, 2025 or $11,250 if the Merger closed after December 31, 2025. The amendment also allowed for certain exclusions relative to the Merger for its financial covenants and EBIDTA addback amounts.

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

On April 16, 2026, we finalized the Seventh Amendment to our Credit Agreement, which extended the Maturity Date from August 13, 2026 until August 13, 2027, amended the definition of Applicable Rate to increase the interest rate, amended the definition of Consolidated EBITDA to address the treatment of certain restructuring and transaction related costs and expenses, amends the definition of Permitted Transfers to allow the disposition of the equipment, real property and improvements of the Osceola Facility and the real property and improvements of the Chicago Property, and amended certain thresholds for obligations under the Existing Credit Agreement.

The interest rates per annum applicable to the Amended Senior Credit Facility (other than in respect of Swingline Loans) are SOFR, but in any event, not less than 0.00%, plus the Applicable Rate (as defined below), or, for U.S. dollar denominated loans only, made to the Company at the option of the Company, the Base Rate, defined as the highest of: (a) the Federal Funds Rate plus one-half percent (0.50%); (b) the Bank of America prime rate; and (c) the one (1) month SOFR (adjusted daily) plus one percent (1.00%), but in any case not less than 1.00%, plus the Applicable Rate. Applicable Rate means, with respect to the Amended Senior Credit Facility, a percentage per annum to be determined in accordance with the applicable pricing grid set forth in the Amended Senior Credit Facility based upon the Company’s Consolidated Coverage Ratio as reflected in a quarterly Compliance Certificate. Each Swingline Loan shall bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the New Revolving Credit Facility.

As of June 30, 2026, our current interest rate is 7.83%. The effective interest rate of the Term Loan as of June 30, 2026 is 8.92%, which is determined in accordance with ASC 310-20-35, based on the variable rate in effect at inception of the instrument.

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

The Company is in compliance with the amended covenants under its Amended Senior Creidt Facility as of June 30, 2026.

Foreign Lines of Credit

In its foreign operations, the Company has unsecured lines of credit with various banks providing approximately $12,200 of availability. There were borrowings of $12,138 under the lines of credit at June 30, 2026 and borrowings of $11,631 under the lines of credit at December 31, 2025. As of June 30, 2026, our current interest rate is 3.91%. The line of credit is an uncommitted facility that can be terminated at any time with payment on demand.

Debt Maturity

The aggregate maturities of debt (1) for each of the next five years are:

	2026	2027	2028	2029	2030	Thereafter
Term Loan	$3,750	$88,125	$—	$—	$—	$—
Revolving Credit Facility	30,500	—	—	—	—	—
Other	12,718	—	—	—	—	—
Total aggregate maturities	$46,968	$88,125	$—	$—	$—	$—
(1)	The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

Note 8 – Retirement Plans

The Company has contributed $518 and $1,123 to pension benefits in the U.S. during the six months ended June 30, 2026 and June 30, 2025, respectively.

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

The following sets forth the components of net periodic benefit cost for the periods indicated:

	U.S. Pension Benefits
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Component of net period benefit cost
Service cost	$—	$—	$—	$—
Interest cost	1,170	1,215	2,340	2,433
Expected return on plan assets	(1,229)	(1,192)	(2,457)	(2,383)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	6	22	12	44
	$(53)	$45	$(105)	$94

	Non U.S. Pension Benefits
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Component of net period benefit cost
Service cost	$95	$81	$192	$162
Interest cost	207	171	410	342
Expected return on plan assets	(5)	(5)	(12)	(11)
Amortization of prior service cost	1	—	2	—
Amortization of actuarial loss	(105)	(21)	(211)	(42)
	$193	$226	$381	$451

Savings Plans

The Company also has defined contribution savings and similar plans for eligible employees, which vary by subsidiary. The Company’s aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expenses for these plans for the six months ended June 30, 2026 and June 30, 2025 were approximately $491 and $412, respectively.

Note 9 – Capital Stock, Treasury Stock and Paid in Capital

As discussed in Note 2 - Merger, the previously announced Merger between Viskase Companies, Merger Sub, and Enzon, was completed on March 26, 2026. The shares of legacy Viskase Companies, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger.

Authorized Capital Stock

Immediately following the Closing and after giving effect to the Merger, the Company’s authorized capital stock consists of 170,000,000 shares of common stock, par value $0.01 per share, and 3,000,000 shares of preferred stock, par value $0.01 per share, as provided in the amended and restated certificate of incorporation of Enzon dated July 13, 2010.

Preferred Stock

As of June 30, 2026, 384 shares of preferred stock designated as Series C Preferred Stock were issued and outstanding. As of December 31, 2025, no shares of preferred stock were issued and outstanding.

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

The holders of Series C Preferred Stock have no special voting rights and, except as required by Delaware law, their consent will not be required for taking any corporate action.

Treasury Stock

In 2004, Viskase Companies purchased 805,270 shares of its common stock from the underwriter for a purchase price of $298. These shares were accounted for as treasury shares. All Viskase Companies treasury shares were cancelled in connection with the Merger and are no longer outstanding.

Common Stock

The Company had 14,371,173 and 6,651,652 shares of common stock issued and 14,331,620 and 6,612,099 shares outstanding of common stock as of June 30, 2026 and December 31, 2025, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock, if any. As of June 30, 2026 and December 31, 2025, no cash dividends had been declared or paid.

In January 2026, Viskase Companies entered into a securities purchase agreement with an affiliate of Icahn Enterprises L.P. (“IELP”) pursuant to which it issued and sold 25,862,070 shares of its common stock at a purchase price of $0.58 per share, resulting in aggregate cash proceeds of approximately $15,000 of which $13 was recorded within common stock and $14,987 was recorded within paid in capital. The share amount of 25,862,070 has been retroactively adjusted within the condensed consolidated statements of stockholders’ equity to reflect the exchange of Viskase Companies common stock for Viskase Holdings, Inc. common stock at an exchange ratio of 0.049118, resulting in 1,270,288 shares.

Note 10 – Income Taxes

For the six months ended June 30, 2026, we recorded an income tax expense of $1,053 on pre-tax loss of $(10,802) compared to an income tax expense of $12,941 on pre-tax loss of $(20,911) for the six months ended June 30, 2025. Our effective income tax rate was (9.7)% and (61.9)% for the six months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

For the six months ended June 30, 2025 the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to the recognition of a valuation allowance against the US deferred tax asset of $11,475 plus the jurisdictional mix of earnings and operating losses expected for the year.

Note 11 – Related-Party Transactions

As of June 30, 2026, and December 31, 2025, IELP owned approximately 93.7% and 92.8% of our outstanding common stock, respectively.

Equity Private Placement of Common Stock

In January 2026, Viskase entered into a securities purchase agreement with AEP pursuant to which it issued and sold 25,862,070 shares of its common stock at a purchase price of $0.58 per share, resulting in aggregate cash proceeds of approximately $15,000. Prior to the completion of the Private Placement, IELP beneficially owned approximately 92.8% of the Company’s outstanding common stock. As a result of the Private Placements, IELP is the beneficial owner of approximately 93.7% of the Company’s outstanding common stock.

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

During the first quarter of 2020, Equity Private Placement, IELP purchase additional shares of common stock in a private placement and as a result became the beneficial owner of more than 80% of the shares of our common stock and the Company became subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC (“ACF”), is the sponsor of several pension plans.

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

In connection with the private placement in 2020, the Company entered into an agreement with Icahn Enterprises Holdings L.P. pursuant to which Icahn Enterprises Holdings L.P. has agreed to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group.

Based on the contingent nature of potential exposure related to these affiliate pension obligations and the indemnification from Icahn Enterprises Holdings L.P., no liability has been recorded in the accompanying consolidated financial statements.

Tax Allocation

Following the private placement in 2020, IELP became the beneficial owner of more than 80% of the outstanding equity interests of Viskase Companies. Accordingly, Viskase Companies became a member of the consolidated group of IEP Corporate Subsidiary for U.S. federal income tax purposes. As a result, the IEP Corporate Subsidiary and Viskase Companies entered into a tax allocation agreement for the allocation of certain income tax items. Viskase Companies and its subsidiaries consented to join the IEP Corporate Subsidiary’s federal consolidated return and, if elected by the IEP Corporate Subsidiary, certain state consolidated returns. In those jurisdictions where Viskase Companies and its subsidiaries will file consolidated returns with the IEP Corporate Subsidiary, Viskase Companies will pay to the IEP Corporate Subsidiary any tax it would have owed had it and its subsidiaries continued to file as a separate consolidated group. To the extent that the IEP Corporate Subsidiary consolidated group is able to reduce its tax liability as a result of including Viskase Companies and its subsidiaries in its consolidated group, the IEP Corporate Subsidiary will pay Viskase Companies 20% of such reduction on a current basis and Viskase Companies will be treated as if it would carry forward for its own use under the tax allocation agreement, 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). Moreover, if Viskase Companies and its subsidiaries should ever become deconsolidated from the IEP Corporate Subsidiary, the IEP Corporate Subsidiary will reimburse Viskase Companies for any tax liability in post-consolidation years that Viskase Companies and its subsidiaries would have avoided had they actually had the Excess Tax Benefits for their own consolidated group use. The cumulative payments to Viskase Companies by the IEP Corporate Subsidiary post-consolidation will not exceed the cumulative reductions in tax to the IEP Corporate Subsidiary group resulting from the use of the Excess Tax Benefits by the IEP Corporate Subsidiary group.

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

Segment assets regularly reviewed by the CODM are inclusive only of inventory.

The following table reflects the results of the Company’s segments:

	Three Months Ended June 30, 2026
	North	South			Elimination
	America	America	EMEA	Asia	and other	Consolidated
Sales from external customers	$36,234	$11,040	$34,332	$8,525	$—	$90,131
Intersegment net sales	5,141	—	15,706	—	—	20,847
	41,375	11,040	50,038	8,525	—	110,978

Reconciliation of revenue
Elimination of intersegment sales					(20,847)	(20,847)
Total consolidated net sales						$90,131

Cost of sales	(37,936)	(10,300)	(43,448)	(8,200)	20,851	(79,033)
Selling and marketing	(1,053)	(417)	(952)	(57)	—	(2,479)
General and administrative	(5,373)	(476)	(3,041)	(132)	—	(9,022)
Research and development	(488)	(15)	(116)	(30)	—	(649)
Amortization of intangibles	(28)	(125)	(381)	—	—	(535)
Asset impairment charge	(226)	—	—	—	—	(226)
Restructuring expense and related expense	(203)	—	—	—	—	(203)
Segment operating income	(3,932)	(293)	2,100	106	4	(2,015)

Interest expense, net						2,704
Other (expense) income, net						109
Net (loss) income before income taxes						$(4,828)

	Three Months Ended June 30, 2025
	North	South			Elimination
	America	America	EMEA	Asia	and other	Consolidated
Sales from external customers	$41,209	$11,596	$34,115	$10,359	$—	$97,279
Intersegment net sales	5,794	7	10,488	1,549	—	17,838
	47,003	11,603	44,603	11,908	—	115,117

Reconciliation of revenue
Elimination of intersegment sales					(17,838)	(17,838)
Total consolidated net sales						$97,279

Cost of sales	(40,801)	(10,447)	(41,469)	(10,777)	17,849	(85,645)
Selling and marketing	(1,108)	(255)	(860)	(62)	—	(2,285)
General and administrative	(6,421)	(557)	(2,816)	(182)	—	(9,976)
Research and development	(536)	(10)	(107)	(15)	—	(668)
Amortization of intangibles	(25)	—	(363)	—	—	(388)
Asset impairment charge	—	—	—	—	—	—
Restructuring expense and related expense	(821)	(126)	—	—	—	(947)
Segment operating income	(2,709)	208	(1,012)	872	11	(2,630)

Interest expense, net						(2,837)
Other (expense) income, net						(438)
Net (loss) income before income taxes						$(5,905)

	Six Months Ended June 30, 2026
	North America	South America	EMEA	Asia	Elimination	Consolidated
Sales from external customers	$69,609	$22,427	$68,231	$16,401	$—	$176,668
Intersegment net sales	8,257	—	33,431	4	—	41,692
	77,866	22,427	101,662	16,405	—	218,360

Reconciliation of revenue
Elimination of intersegment sales					(41,692)	(41,692)
Total consolidated net sales						$176,668

Cost of sales	(72,521)	(20,518)	(90,120)	(15,103)	41,692	(156,570)
Selling and marketing	(2,068)	(849)	(1,943)	(123)	—	(4,983)
General and administrative	(11,287)	(995)	(5,742)	(370)	—	(18,394)
Research and development	(877)	(26)	(244)	(60)	—	(1,207)
Amortization of intangibles	(57)	(245)	(768)	—	—	(1,071)
Asset impairment charge	(226)	—	—	—	—	(226)
Restructuring expense and related expense	(566)	—	—	—	—	(566)
Segment operating income	(9,736)	(206)	2,845	749	—	(6,348)

Interest expense, net						5,528
Other (expense) income, net						(1,074)
Net (loss) income before income taxes						$(10,802)

	Six Months Ended June 30, 2025
					Elimination
	North America	South America	EMEA	Asia	and other	Consolidated
Sales from external customers	$84,694	$22,918	$64,131	$19,724	$—	$191,467
Intersegment net sales	15,620	80	21,532	1,549	—	38,781
	100,314	22,998	85,663	21,273	—	230,248

Reconciliation of revenue
Elimination of intersegment sales					(38,781)	(38,781)
Total consolidated net sales						$191,467

Cost of sales	(88,179)	(20,612)	(76,214)	(19,286)	38,864	(165,427)
Selling and marketing	(2,216)	(630)	(1,698)	(100)	—	(4,644)
General and administrative	(11,606)	(1,255)	(5,526)	(391)	—	(18,778)
Research and development	(1,068)	(21)	(209)	(30)	—	(1,328)
Amortization of intangibles	(53)	—	(697)	—	—	(750)
Asset impairment charge	(12,100)	—	—	—	—	(12,100)
Restructuring expense and related expense	(5,471)	—	—	—	—	(5,597)
Segment operating income	(20,379)	480	1,319	1,466	83	(17,031)

Interest expense, net						(5,597)
Other income (expense), net						1,717
Net (loss) income before income taxes						$(20,911)

The following table reflects the Company’s inventory by segment:

	June 30, 2026	December 31, 2025
North America	$33,494	$30,678
South America	20,466	19,160
EMEA	36,330	37,767
Asia	15,006	9,150
Consolidated inventory	$105,296	$96,755

The following table reflects the Company’s expenditures for long-lived assets by segment:

	June 30, 2026	December 31, 2025
North America	$14,295	$31,240
South America	—	890
EMEA	1,028	4,642
Asia	218	10
Total expenditure for long- lived assets	$15,541	$36,782

Geographic Information

Total long-lived assets by country, which include property and equipment, net, operating lease right-of-use assets, net, and other assets, net, consists of the following:

	June 30, 2026	December 31, 2025
United States	$103,667	$92,876
France	27,749	29,630
Brazil	11,286	12,337
Poland	10,509	11,671
Philippines	7,567	8,356
Other international	14,813	16,220
Consolidated long-lived assets	$175,591	$171,090

Note 13 – Other Comprehensive Income and Changes in Accumulated Other Comprehensive Loss

Tax effects allocated to each component of other comprehensive income are the following:

	Before-	Tax (Expense)	Net-of-
	Tax Amount	or Benefit	Tax Amount
Balance at June 30, 2026
Foreign currency translation adjustments	$(1,916)	$—	$(1,916)
Pension liability adjustments	(393)	—	(393)
Total other comprehensive (loss) income	$(2,309)	$—	$(2,309)

	Before-	Tax (Expense)	Net-of-
	Tax Amount	or Benefit	Tax Amount
Balance at June 30, 2025
Foreign currency translation adjustments	$7,394	$—	$7,394
Pension liability adjustments	1,286	—	1,286
Total other comprehensive (loss) income	$8,680	$—	$8,680

Changes in accumulated other comprehensive loss consist of the following:

	Accrued	Translation
	Employee Benefits	Adjustments	Total
Balance at December 31, 2024	$(20,958)	$(44,428)	$(65,386)
Other comprehensive income (loss) before
reclassifications	—	2,157	2,157
Reclassifications from accumulated other
comprehensive loss to earnings	99	—	99
Balance at March 31, 2025	$(20,859)	$(42,271)	$(63,130)

Other comprehensive income (loss) before
reclassifications	—	5,237	5,237
Reclassifications from accumulated other
comprehensive loss to earnings	1,187	—	1,187
Balance at June 30, 2025	$(19,672)	$(37,034)	$(56,706)

	Accrued	Translation
	Employee Benefits	Adjustments	Total
Balance at December 31, 2025	$(17,404)	$(37,957)	$(55,361)
Other comprehensive income (loss) before
reclassifications	—	(1,800)	(1,800)
Reclassifications from accumulated other
comprehensive loss to earnings	(170)	—	(170)
Balance at March 31, 2026	$(17,574)	$(39,757)	$(57,331)

Other comprehensive income (loss) before
reclassifications	—	(116)	(116)
Reclassifications from accumulated other
comprehensive loss to earnings	(223)	—	(223)
Balance at June 30, 2026	$(17,797)	$(39,873)	$(57,670)

Note 14 – Variable Interest Entity

The Company holds a variable interest in a joint venture for which the Company is the primary beneficiary, the joint venture, VE Netting, LLC.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20	$43
Receivables, net	43	73
Inventories	374	390
Other current assets	26	63

Property, plant and equipment	1,278	1,278
Less: Accumulated depreciation	(1,062)	(998)
Property, plant and equipment,net	216	280

Other assets	12	14
Total Assets	$695	$863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	671	735
Total Liabilites	671	735

Paid in capital	2,931	2,931
Retained earnings	(2,907)	(2,803)
Total Stockholder Equity	24	128
Total Liabilities and Stockholders’ Equity	$695	$863

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The following table summarizes the Statement of Operations of the VIE included in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2026 and June 30, 2025:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$139	$124	$341	$358
Cost of sales	188	149	400	361
Gross margin	(49)	(25)	(59)	(3)

Selling, general and administrative	11	9	26	23
Asset impairment	—	—	—	—

Operating loss	(60)	(34)	(85)	(26)

Other expense	11	(9)	19	(17)
Loss before income taxes	(71)	(25)	(104)	(43)

Income tax expense	—	—	—	—

Net loss	$(71)	$(25)	$(104)	$(43)

Note 15 – Net Earnings (Loss) Per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net (loss) income	$(5,133)	$(20,258)	$(11,855)	$(33,852)
Less: Net (loss) attributable to noncontrolling interests	(71)	—	(104)	(21)
Net (loss) income attributable to common stockholders	$(5,062)	$(20,246)	$(11,751)	$(33,831)
Less: Dividends on Series C Preferred Stock	—	—	—	—
Net (loss) income available to common stockholders	$(5,062)	$(20,246)	$(11,751)	$(33,831)

Denominator:
Weighted-average common stock outstanding, basic and diluted	14,331,620	5,419,340	11,149,115	5,273,964
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.35)	$(3.74)	$(1.05)	$(6.41)

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

Restructuring and related expense consists of the following in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, respectively:

	Three months ended	Three months ended	Six months ended	Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Severance and other personnel costs	$—	$947	$—	$5,597
Transfer and disposal costs and professional fees	203	—	566	—
	$203	$947	$566	$5,597

The following table summarizes the activities as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$153	$—
Provision	566	7,054
Payments	(719)	(6,901)
Translation	—	—
Ending balance	$—	$153

In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Note 17 – Revenue Recognition

The following table summarizes net sales by product line:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Sales by product line
Nojax	$49,828	$50,749	$96,571	$102,180
Fibrous	24,613	28,004	49,280	53,332
Large	2,171	1,960	3,802	4,687
Plastic	10,820	12,462	21,575	24,717
Traded Goods	2,471	2,315	4,502	4,321
Other	228	1,789	936	2,230
Total	$90,131	$97,279	$176,668	$191,467

Note 18 – Subsequent Event

Viskase Holdings, Inc. (OTCQB: ENZN, formerly Enzon Pharmaceuticals, Inc.) changed its trading symbol from ENZN to VISK and transitioned its common stock to quotation on the OTCID marketplace. Viskase began trading on the OTCID as of opening on July 23, 2026, under its new trading symbol, “VISK.”

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

The following table summarizes the total charges related to the 2025 Restructuring Plan for the periods presented (in thousands):

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2025
Cash restructuring charges:
Severance and other personnel costs	$—	$5,597
Transfer and disposal costs and professional fees	566	—
Total cash charges	566	5,597
Non-cash charges:
Write-offs of inventory due to restructuring plan	—	12,100
Total non-cash charges	—	12,100
Total	$566	$17,697

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

Impact of General Economic Risk Factors on our Business and Operations

Viskase is subject to continuing risks and uncertainties in connection with, and as a result of, the current geopolitical and economic uncertainty, including increases in inflation, risk of economic slowdown, fluctuating interest rates, new or increased tariffs and other barriers to trade, supply chain disruptions, changes to fiscal and monetary policy or government budget dynamics (particularly in the product segment of the food industry), volatility in financial markets, elevated energy and commodity prices, potential government shut downs, and war, military conflicts and/or hostilities, including the ongoing conflicts between Russia and Ukraine and regional hostilities in the Middle East and the responses thereto. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time, and could have material adverse effects on our business, results of operations, financial condition, and liquidity, including through increased input costs, disrupted supply chains, reduced consumer demand, tighter financial conditions, and impaired access to capital markets. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors — Risk Factors Relating to Viskase’s Business” in the prospectus/consent solicitation statement/offer to exchange filed by the Company with the SEC on January 30, 2026.

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

Results of Operations – Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes Viskase’s annual condensed consolidated statement of operations for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	June	June
	30, 2026	30, 2025	Change
Net sales	$90,131	$97,279	$(7,148)
Cost of sales	79,033	85,645	(6,612)
Gross margin	11,098	11,634	(536)
Operating expenses
Selling, general and administrative	12,149	12,929	(780)
Amortization of intangibles	535	388	147
Asset impairment expense	226	—	226
Restructuring expense	203	947	(744)
Total operating expenses	13,113	14,264	(1,151)
Loss from operations	(2,015)	(2,630)	615
Other income (expense):
Interest expense, net	2,704	2,837	(133)
Other expense (income), net	109	438	(329)
Total other expense, net	2,813	3,275	(462)
Loss before income tax provision	(4,828)	(5,905)	1,077
Income tax provision (benefit)	305	14,353	1,077
Net loss	$(5,133)	$(20,258)	$15,125

Net Sales

Net sales decreased by approximately $7.2 million, or (7.3)%, to $90.1 million for the three months ended June 30, 2026, compared to $97.3 million for the three months ended June 30, 2025. The decrease in net sales was primarily driven by volume-related decreases of approximately $10.9 million, partially offset by price and product mix-related increases of approximately $2.6 million and a favorable foreign currency impact of $1.1 million.

The following table summarizes our segment revenues for the periods presented (in thousands):

	Net Sales
					Corporate and
	North America	South America	EMEA	Asia	Other	Consolidated
Three months Ended June 30, 2026	$41,375	$11,040	$50,038	$8,525	$—	$110,978
Three months Ended June 30, 2025	47,003	11,603	44,603	11,908	—	115,117
Change - $	(5,628)	(563)	5,435	(3,383)	—	(4,139)
Change - %	(13.6)%	(5.1)%	10.9%	(39.7)%	—	(3.7)%

The decrease in North America nets sales of $5.6 million is mainly due to reduced sales volume resulting from a temporary production capacity issue related to the 2025 restructuring plan, offset by an increase in selling price. EMEA nets sales has increased $5.4 million due to $5.3 million of intercompany sales volume. Asia net sales decreased $3.4 million due to sales volume.

Cost of Sales

Cost of sales decreased by approximately $6.6 million or (7.7)% to $79.0 million for the three months ended June 30, 2026, compared to $85.6 million for the three months ended June 30, 2025. The decrease in cost of sales was primarily driven by lower volumes of product sold due to temporary capacity constraints.

Gross Margin

Gross margin decreased by approximately $0.5 million, or (4.6)%, to $11.1 million for the three months ended June 30, 2026, compared to $11.6 million for the three months ended June 30, 2025. The decrease in gross margin was primarily driven by lower volumes of product sold due to temporary capacity constraints.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $0.8 million, or 6.0%, to $12.1 million for the three months ended June 30, 2026, compared to $12.9 million for the three months ended June 30, 2025. The decrease was primarily driven by lower year over year professional fees and payroll expenses.

Amortization of Intangibles

Amortization of intangible assets totaled approximately $0.5 million for the three months ended June 30, 2026 compared to $0.4 million for the three months ended June 30, 2025 on the amortization of intangible assets recognized with acquisitions.

Restructuring and Related Expenses

Restructuring and related expense totaled approximately $0.2 million for the three months ended June 30, 2026, compared to an expense of $0.9 million for the three months ended June 30, 2025. See the discussion in the Restructuring Plan section above for additional details.

Income from Operations

Loss from operations totaled approximately $2.0 million for the three months ended June 30, 2026, compared to $2.6 million for the three months ended June 30, 2025. The decrease in operating loss of $0.6 million or (23.4)% was primarily driven by the decrease in selling, general and administrative expenses.

The following table summarizes our segment operating income for the periods presented (in thousands):

	Operating (Loss) Income
					Corporate
					and
	North America	South America	EMEA	Asia	Other	Consolidated
Three months Ended June 30, 2026	$(3,932)	$(293)	$2,100	$106	$4	$(2,015)
Three months Ended June 30, 2025	(2,709)	208	(1,012)	872	11	(2,630)
Change -$	(1,223)	(501)	3,112	(766)	—	615
Change - %	31.1%	171.0%	148.2%	(722.6)%	—	(30.5)%

North America operating income has improved $0.6 million due to selling, general and administrative.

Other Income (Expense):

Interest Expense, Net

Interest expense, net of interest income totaled approximately $2.7 million for the three months ended June 30, 2026 compared to $2.8 million for the three months ended June 30, 2025.

Other Expense, Net

Other expense, net totaled approximately $0.1 million for the three months ended June 30, 2026, compared to approximately $0.4 million for the three months ended June 30, 2025. The decrease was primarily driven by foreign currency gains or losses recognized during the period.

Income Taxes:

Income Tax Provision

During the three months ended June 30, 2026, an income tax provision of approximately $0.3 million was recognized on the loss before income taxes of $4.8 million compared to an income tax expense of approximately $14.4 million for the three months ended June 30, 2025 on loss before income taxes of $5.9 million. Our effective income tax rate was (6)% and (243.6)% for the three months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

For the three months ended June 30, 2025 the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to the recognition of a valuation allowance against the deferred tax assets in the U.S. and the jurisdictional mix of earnings and operating losses expected for the year.

Results of Operations – Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes Viskase’s annual condensed consolidated statement of operations for the periods presented (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025	Change
Net sales	$176,668	$191,467	$(14,799)
Cost of sales	156,570	165,427	(8,857)
Gross margin	20,098	26,040	(5,942)
Operating expenses
Selling, general and administrative	24,583	24,624	(41)
Amortization of intangibles	1,071	750	321
Asset impairment expense	226	12,100	(11,874)
Restructuring expense	566	5,597	(5,031)
Total operating expenses	26,446	43,071	(16,625)
Loss from operations	(6,348)	(17,031)	10,683
Other income (expense):
Interest expense, net	5,528	5,597	(69)
Other expense (income), net	(1,074)	(1,717)	643
Total other expense, net	4,454	3,880	574
Loss before income tax provision	(10,802)	(20,911)	10,109
Income tax provision	1,053	12,941	(11,888)
Net loss	$(11,855)	$(33,852)	$21,997

Net Sales

Net sales decreased by approximately $14.8 million, or (7.7)%, to $176.7 million for the six months ended June 30, 2026, compared to $191.5 million for the six months ended June 30, 2025. The decrease in net sales was primarily driven by volume-related decreases of approximately $23.7 million, partially offset by price and product mix-related increases of approximately $3.9 million and a favorable foreign currency impact of $5.0 million.

The following table summarizes our segment revenues for the periods presented (in thousands):

	Net Sales
					Corporate
	North America	South America	EMEA	Asia	and Other	Consolidated
Six months Ended June 30, 2026	$77,866	$22,427	$101,662	$16,405	$—	$218,360
Six months Ended June 30, 2025	100,314	22,998	85,663	21,273	—	230,248
Change - $	(22,448)	(571)	15,999	(4,868)	—	(11,888)
Change - %	(28.8)%	(2.5)%	15.7%	(29.7)%	—	(5.4)%

The decrease in North America nets sales of $22.4 million is mainly due to reduced sales volume resulting from a temporary production capacity issue related to the 2025 restructuring plan, offset by an increase in selling price. EMEA nets sales has increased $16.0 million due to $12 million of intercompany sales volume and $4 million of increased customer sales mainly driven by foreign currency translation. Asia net sales decreased $4.9 million due to sales volume.

Cost of Sales

Cost of sales decreased by approximately $8.9 million or (5.4)% to $156.6 million for the six months ended June 30, 2026, compared to $165.4 million for the six months ended June 30, 2025. The decrease in cost of sales was primarily driven by lower volumes of product sold due to temporary capacity constraints.

Gross Margin

Gross margin decreased by approximately $5.9 million, or (22.8)%, to $20.1 million for the six months ended June 30, 2026, compared to $26.0 million for the six months ended June 30, 2025. The decrease in gross margin was primarily driven by lower volumes of product sold due to temporary capacity constraints.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses remained the same at $24.6 million for the six months ended June 30, 2026 and 2025.

Amortization of Intangibles

Amortization of intangible assets totaled approximately $1.1 million for the six months ended June 30, 2026 and $0.8 million for the six months ended June 30, 2025 on the amortization of intangible assets recognized with acquisitions.

Restructuring and Related Expenses

Restructuring and related expense totaled approximately $0.6 million for the six months ended June 30, 2026, compared to an expense of $5.6 million for the six months ended June 30, 2025. See the discussion in the Restructuring Plan section above for additional details.

Income from Operations

Loss from operations totaled approximately $6.3 million for the six months ended June 30, 2026, compared to $17.0 million for the six months ended June 30, 2025. The decrease in operating loss of $10.7 million or (62.7)% was primarily driven by asset impairment expense of $12.1 million recorded in during the same period in prior year, partially offset by lower year over year gross margin during the six months ended June 30, 2026.

The following table summarizes our segment operating income for the periods presented (in thousands):

	Operating (Loss) Income
					Corporate
	North America	South America	EMEA	Asia	and Other	Consolidated
Six months Ended June 30, 2026	$(9,736)	$(206)	$2,845	$749	$—	$(6,348)
Six months Ended June 30, 2025	(20,379)	480	1,319	1,466	83	(17,031)
Change - $	10,643	(686)	1,526	(717)	—	10,683
Change - %	(109.3)%	333.0%	53.6%	(95.7)%	—	(168.3)%

North America operating income has improved $10.6 million due to lower asset impairment and restructuring expense of $4.8 million offset by a decrease in gross profit due to lower sales volume. EMEA operating income is higher by $1.5 million compared to June 30, 2025 due to higher gross profit on sales mix and inflation on costs.

Other Income (Expense):

Interest Expense, Net

Interest expense, net of interest income totaled approximately $5.5 million for the six months ended June 30, 2026 and $5.6 million for the six months ended June 30, 2025.

Other (Expense) Income, Net

Other income, net totaled approximately $1.1 million for the six months ended June 30, 2026, compared to approximately $1.7 million for the six months ended June 30, 2025. The decrease was primarily driven by foreign currency gains or losses recognized during the period.

Income Taxes:

Income Tax Provision

During the six months ended June 30, 2026, an income tax provision of approximately $1.1 million was recognized on the loss before income taxes of $10.8 million compared to an income tax expense of approximately $12.9 million for the six months ended June 30, 2025 on loss before income taxes of $20.9 million. Our effective income tax rate was (9.7)% and (61.9)% for the six months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to the jurisdictional mix of earnings and operating losses expected for the year.

For the six months ended June 30, 2025 the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

Liquidity and Capital Resources

Sources and Uses of Cash

Viskase’s primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under its Amended Senior Credit Facility and Foreign Lines of Credit (as further discussed and defined below). As of June 30, 2026, Viskase had approximately $7.9 million of cash and cash equivalents and approximately $5.8 million of unused borrowing capacity under the Amended Senior Credit Facility, net of letters of credit.

On April 16, 2026, we finalized the Seventh Amendment to our Credit Agreement, which extended the Maturity Date from August 13, 2026 until August 13, 2027, amended the definition of Applicable Rate to increase the interest rate, amended the definition of Consolidated EBITDA to address the treatment of certain restructuring and transaction related costs and expenses, amended the definition of Permitted Transfers to allow the disposition of the equipment, real property and improvements of the Osceola Facility and the real property and improvements of the Chicago Property, and amended certain thresholds for obligations under the Existing Credit Agreement.

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

Going Concern

The assessment of liquidity and going concern requires us to make judgments about its ability to meet its obligations as they fall due for at least one year after the date that its condensed consolidated financial statements for the six months ended June 30, 2026 are issued.

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

Cash Flows – Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes Viskase’s cash flows for the periods presented (in thousands):

	Six Months	Six Months
	Ended	Ended
	June	June
	30, 2026	30, 2025
Net cash (used in) provided by operating activities	(27,520)	2,373
Net cash used in investing activities	(16,682)	(16,342)
Net cash provided by financing activities	42,997	16,833
Foreign currency translation	(101)	344
Net (decrease) increase in cash and cash equivalents	$(1,306)	$3,208

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

For the six months ended June 30, 2026, net cash used in operating activities was approximately $(27.5) million, compared to net cash provided by operating activities of approximately $2.4 million for the six months ended June 30, 2025. The decrease was primarily attributable to increases in receivables, inventories, and other current assets, as well as a decrease in accounts payable during the six months ended June 30, 2026.

Net Cash Used in Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was approximately $16.7 million, compared to $(16.3) million for the six months ended June 30, 2025. The increase was primarily attributable to capital expenditures related to manufacturing facilities and production equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $43.0 million for the six months ended June 30, 2026, compared to $16.8 million for the six months ended June 30, 2025, representing an increase of $26.2 million. The increase was primarily attributable to $40.9 million of cash acquired in connection with the Enzon reverse recapitalization transaction and $15.0 million of proceeds from a private placement of common stock, partially offset by $10.9 million of repayments of short-term debt.

Recent Accounting Pronouncements

See Note 1 - “Summary of Significant Accounting Policies”- to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our unaudited condensed consolidated and audited consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2026, Viskase did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its current and future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ogeneral economic conditions and their effect on our business, including the impact of geopolitical issues or conflicts;

ochanges in the cost or availability of raw materials and changes in energy prices or other costs, including any impact associated with quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials or the geopolitical conditions;

opricing pressures for our products;

othe cost of and compliance with environmental laws and other governmental regulations;

oour results of operations for future periods;

oour anticipated capital expenditures;

oour ability to pay, and our intentions with respect to the payment of, dividends on shares of our capital stock;

oour ability to protect our intellectual property;

oeconomic and industry conditions affecting our customers and suppliers, including the impact of inflation;

oour ability to identify, complete and integrate acquisitions, including the business combination between Enzon and Viskase Companies, pursuant to which Viskase Companies became a wholly owned subsidiary of Enzon (now known as Viskase Holdings, Inc);

oour strategy for the future, including opportunities that may be presented to and/or pursued by us; and

othe Company may not be able to utilize its net operating losses and tax credit carryforwards.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
2.1**	Agreement and Plan of Merger, dated as of June 20, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp. and Viskase Companies, Inc.	13
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	1
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013.	2
3.3	Certificate of Designation of Series A-1 Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on August 14, 2020.	3
3.4	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020.	4
3.5	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022.	5
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc. dated March 24, 2026.	11
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc. dated March 20, 2026.	11
3.8	Certificate of Amendment, dated as of March 26, 2026.	12
3.9	Certificate of Elimination of Series A-1 Junior Participating Preferred Stock, dated as of March 26, 2026.	12
3.10	Certificate of Designations of Series A-2 Junior Participating Preferred Stock of Viskase Holdings, Inc., filed with the Secretary of State of the State of Delaware on May 5, 2026.	8
4.1	Seventh Amendment to the Section 382 Rights Agreement, dated as of January 30, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	6
4.2	Eighth Amendment to the Section 382 Rights Agreement, dated as of February 27, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	7
4.3	Ninth Amendment to the Section 382 Rights Agreement, dated as of March 10, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	9
4.4	Tenth Amendment to the Section 382 Rights Agreement, dated as of March 18, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	10
4.5	Eleventh Amendment to the Section 382 Rights Agreement, dated as of March 23, 2026, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company.	11

4.6	Section 382 Rights Agreement, dated as of May 5, 2026, by and between Viskase Holdings, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designations as Exhibit A thereto, the Form of Rights Certificate as Exhibit B thereto, and the Form of Summary of Rights as Exhibit C thereto.	8
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	+

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

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

(2)	Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013.

(3)	Current Report on Form 8-K filed on August 14, 2020.

(4)	Current Report on Form 8-K filed on September 23, 2020.

(5)	Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022.

(6)	Current Report on Form 8-K filed on January 30, 2026.

(7)	Current Report on Form 8-K filed on February 27, 2026.

(8)	Current Report on Form 8-K filed on May 5, 2026.

(9)	Current Report on Form 8-K filed on March 11, 2026.

(10)	Current Report on Form 8-K filed on March 18, 2026.

(11)	Current Report on Form 8-K filed on March 24, 2026.

(12)	Current Report on Form 8-K filed on March 26, 2026.

(13)	Current Report on Form 8-K filed with the SEC on June 23, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISKASE HOLDINGS, INC.
(Registrant)

Dated: August 3, 2026	/s/ Thomas D. Davis
Thomas D. Davis
Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2026	/s/ Michael Blecic
Michael Blecic Chief Financial Officer, Vice President, Chief Accounting Officer, Treasurer
(Principal Financial Officer and Principal Accounting Officer)