Form 10-Q
period 2026-09-30
Viskase Holdings, Inc.
filed 2026-11-03
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Shares of Common Stock outstanding as of November 1, 2026: 14,331,620

VISKASE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Number of Shares and Per Share Amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$7,747	$9,217
Receivables, net	69,981	60,182
Inventories, net	100,337	96,755
Other current assets	48,251	42,494
Total current assets	226,316	208,648

Property, plant and equipment	503,407	482,326
Less accumulated depreciation	(347,822)	(341,022)
Property, plant and equipment, net	155,585	141,304

Right of use assets	17,012	19,946
Other assets, net	7,606	9,842
Intangible assets, net	12,197	13,401
Goodwill	3,041	3,131
Deferred tax asset	5,713	5,870
Total Assets	$427,470	$402,142

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$135,706	$141,774
Accounts payable	42,952	44,342
Accrued liabilities	27,888	24,282
Short-term lease liabilities	4,183	4,119
Total current liabilities	210,729	214,517

Long-term liabilities:
Accrued employee benefits	22,494	23,597
Deferred income taxes	1,460	1,557
Long-term lease liabilities	15,034	18,111

Mezzanine equity:
Series C preferred stock - $0.01 par value, 3,000,000 shares authorized, 384 and 0 issued and outstanding (liquidation value $1,129 and $0 per share) at September 30, 2026 and December 31, 2025, respectively	433	—

Stockholders’ equity:
Common stock, $0.01 par value; 170,000,000 shares authorized, 14,331,620 shares issued and 14,331,620 shares outstanding at September 30, 2026 and 170,000,000 shares authorized 6,651,652 shares issued and 6,612,099 shares outstanding at December 31, 2025	143	66
Paid in capital	267,923	213,019
Retained earnings	(30,035)	(11,881)
Accumulated other comprehensive loss	(59,087)	(55,361)
Total Viskase stockholders’ equity	178,944	145,843
Deficit attributable to non-controlling interest	(1,624)	(1,483)
Total stockholders’ equity	177,320	144,360
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$427,470	$402,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except for Number of Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

NET SALES	$95,279	$91,162	$271,947	$282,629
Cost of sales	86,776	85,297	243,346	250,724

GROSS PROFIT	8,503	5,865	28,601	31,905

Selling, general and administrative	11,189	13,522	35,772	38,146
Amortization of intangibles	162	398	1,233	1,148
Asset impairment expense	136	—	362	12,100
Restructuring expense	148	1,009	714	6,606

OPERATING LOSS	(3,132)	(9,064)	(9,480)	(26,095)
Interest expense, net	2,986	2,948	8,514	8,545
Other expense (income), net	294	(965)	(780)	(2,682)

LOSS BEFORE INCOME TAXES	(6,412)	(11,047)	(17,214)	(31,958)
Income tax provision	28	1,949	1,081	14,890

NET LOSS	(6,440)	(12,996)	(18,295)	(46,848)

Less: net loss attributable to noncontrolling interests	$(37)	$(12)	$(141)	$(33)

Net loss attributable to Viskase Holdings, Inc	$(6,403)	$(12,984)	$(18,154)	$(46,815)

WEIGHTED AVERAGE COMMON STOCK
- BASIC AND DILUTED	14,331,620	5,419,340	12,221,608	5,273,964

PER SHARE AMOUNTS:
EARNINGS PER SHARE
- BASIC AND DILUTED	$(0.45)	$(2.40)	$(1.49)	$(8.88)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net loss	$(6,440)	$(12,996)	$(18,295)	$(46,848)

Other comprehensive (loss) income, net of tax

Pension liability adjustment	(109)	26	(502)	1,312
Foreign currency translation adjustment	(1,308)	(2,531)	(3,224)	4,863

Other comprehensive (loss) income, net of tax	(1,417)	(2,505)	(3,726)	6,175

Comprehensive loss	$(7,857)	$(15,501)	$(22,021)	$(40,674)

Less: comprehensive loss attributable to noncontrolling interests	(37)	(24)	(141)	(33)

Net comprehensive loss attributable to Viskase Holdings, Inc	$(7,820)	$(15,477)	$(21,880)	$(40,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Mezzanine	Mezzanine
	Equity	Equity	Common					Accumulated	Total
	Series C	Series C	stock					other	Viskase	Non-	Total
	Preferred	Preferred	Issued	Common	Paid in	Treasury	Retained	comprehensive	stockholders’	controlling	stockholders’
	Stock (Shares)	Stock	(Shares)	stock	capital	stock	earnings	loss	equity	Interest	equity
Balance January 1, 2025 (as previously reported)	—	—	103,190,665	$1,040	$182,343	$(298)	$53,610	$(65,386)	$171,309	$(1,321)	$169,988
Retroactive application of Merger	—	—	(98,122,166)	(989)	691	298	—	—	—	—	—
Balances at January 1, 2025 effect of reverse acquisition (refer to Note 2)	—	—	5,068,499	51	183,034	—	53,610	(65,386)	171,309	(1,321)	169,988

Net (loss)	—	—	—	—	—	—	(13,585)	—	(13,585)	(9)	(13,594)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,157	2,157	—	2,157
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	99	99	—	99
Private placement of common stock	—	—	350,841	4	14,996	—	—	—	15,000	—	15,000
Balance March 31, 2025	—	—	5,419,340	$55	$198,030	$—	$40,025	$(63,130)	$174,980	$(1,330)	173,650

Net (loss)	—	—	—	—	—	—	(20,246)	—	(20,246)	(12)	(20,258)
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,237	5,237	—	5,237
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	1,187	1,187	—	1,187
Balance June 30, 2025	—	—	5,419,340	$55	$198,030	$—	$19,779	$(56,706)	$161,158	$(1,342)	$159,816

Net (loss)	—	—	—	—	—	—	(12,984)	—	(12,984)	(12)	(12,996)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,532)	(2,532)	—	(2,532)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	26	26	—	26
Private placement of common stock	—	—	—	—	—	—	—	—	—	—	—
Balance September 30, 2025	—	—	$5,419,340	$55	$198,030	$—	$6,795	$(59,212)	$145,668	$(1,354)	$144,314

	Mezzanine	Mezzanine
	Equity	Equity	Common					Accumulated	Total
	Series C	Series C	stock					other	Viskase	Non-	Total
	Preferred	Preferred	Issued	Common	Paid in	Treasury	Retained	comprehensive	stockholders’	controlling	stockholders’
	Stock (Shares)	Stock	(Shares)	stock	capital	stock	earnings	loss	equity	Interest	equity
Balance January 1, 2026 (as previously reported)	—	—	134,617,157	$1,346	$212,037	$(298)	$(11,881)	$(55,361)	$145,843	$(1,483)	$144,360
Retroactive application of Merger	—	—	(128,005,058)	(1,280)	982	298	—	—	—	—	—
Balance January 1, 2026	—	—	6,612,099	$66	$213,019	$—	$(11,881)	$(55,361)	$145,843	$(1,483)	$144,360

Net (loss)	—	—	—	—	—	—	(6,689)	—	(6,689)	(33)	(6,722)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,800)	(1,800)	—	(1,800)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	(170)	(170)	—	(170)
Private placement of common stock	—	—	1,270,288	13	14,987	—	—	—	15,000	—	15,000
Equity consideration issued for acquisition (Note 2)	384	433	6,449,233	64	39,916	—	—	—	39,980	—	39,980
Balance March 31, 2026	$384	$433	14,331,620	$143	$267,922	$—	$(18,570)	$(57,331)	$192,164	$(1,516)	$190,648

Net (loss)	—	—	—	—	—	—	(5,062)	—	(5,062)	(71)	(5,133)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(116)	(116)	—	(116)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	(223)	(223)	—	(223)
Balance June 30, 2026	$384	$433	14,331,620	$143	$267,922	$—	$(23,632)	$(57,670)	$186,763	$(1,587)	$185,176

Net (loss)	—	—	—	—	—	—	(6,403)	—	(6,403)	(37)	(6,440)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,308)	(1,308)	—	(1,308)
Pension liability adjustment, net of tax	—	—	—	—	—	—	—	(109)	(109)	—	(109)
Balance September 30, 2026	$384	$433	14,331,620	$143	$267,922	$—	$(30,035)	$(59,087)	$178,943	$(1,624)	$177,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISKASE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(18,295)	$(46,848)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	12,714	14,411
Amortization of deferred financing fees	1,272	552
Deferred income taxes	119	12,753
Loss on impairment of assets	362	12,100

Changes in operating assets and liabilities:
Receivables	(11,350)	9,767
Inventories	(6,048)	18,112
Other current assets	(6,611)	895
Other assets	1,959	(295)
Accounts payable	(4,707)	(3,625)
Accrued liabilities	4,392	377
Accrued employee benefits	(381)	(2,240)
Other	(492)	(3,468)
Total adjustments	(8,771)	59,339

Net cash (used in) provided by operating activities	(27,066)	12,491

Cash flows from investing activities:
Capital expenditures	(23,274)	(25,590)
Net cash used in investing activities	(23,274)	(25,590)

Cash flows from financing activities:
Cash acquired in connection with reverse recapitalization	40,855	—
Deferred financing costs	(2,052)	(609)
Issuance of common stock	15,000	20,000
Repayment of short-term debt	(4,725)	(4,617)
Net cash provided by financing activities	49,078	14,774

Effect of currency exchange rate changes on cash	(208)	315
Net (decreases) increase in cash and equivalents	(1,470)	1,990
Cash, equivalents and restricted cash at beginning of period	9,217	5,704
Cash, equivalents and restricted cash at end of period	$7,747	$7,694

Supplemental cash flow information:
Interest paid less capitalized interest	$7,242	$7,993
Income taxes paid	$3,496	$1,029
Capital Expenditure in Accounts Payable	$7,935	$—

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

Some details and footnotes required under U.S. GAAP have been reduced or omitted to meet regulatory guidelines in the interim financial statements, but the Company believes the information remains clear and accurate. For a more complete understanding, these interim financial statements should be considered alongside the consolidated financial statements and notes included in the Company’s annual report for the year ending December 31, 2025, as amended, together with related notes thereto, included in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2026.

The Company believes that the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, comprising routine recurring accruals, to accurately reflect the financial position as of September 30, 2026, as well as the operating results and cash flows for the periods presented. However, the operating results for the period ended September 30, 2026 may not be representative of the results expected for the full year ending December 31, 2026.

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

Impairment of Long-Lived Assets

The Company has long-lived assets including property, plant and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, the loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the nine months ended September 30, 2026, the Company recognized an impairment of $362 in the North America asset group. During the nine months ended September 30, 2025, the Company implemented restructuring plans (see Note 16 – Restructuring) which resulted in asset write-offs of $12,100 in the North America asset group.

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

Variable Interest Entity

The Company holds a variable interest in VE Netting, LLC. The joint venture is a manufacturing, marketing and selling company of high-quality netting solutions for the meat and poultry industry. VE Netting, LLC is a Delaware limited liability company with its principal place of business in Lombard, IL. The netting product is manufactured under agreement by Viskase’s affiliate located in Monterrey, Mexico. VE Netting, LLC was determined to be a variable interest entity (VIE) in accordance with ASC Topic 810, Consolidations, for which the Company is the primary beneficiary, as the Company has the power to direct activities that most significantly impact the economic performance and has the right to receive benefits and losses that may potentially be significant. As the primary beneficiary of the VIE, the VIE’s assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 and September 30, 2025. The other equity holders’ interests are reflected in “Net (loss) income attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets. See Note 14 -Variable Interest Entity for standalone financial information.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes all other non-stockholder changes in equity. Changes in other comprehensive income (loss) for three and nine months ended September 30, 2026, September 30 2025 and the year ended December 31, 2025 resulted from changes in foreign currency translation and pension liability.

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

Payment terms vary by customer; however, the time between invoicing and payment is not significant. None of the Company’s customer contracts as of September 30, 2026 and December 31, 2025 contain a significant financing component.

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

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update introduces a practical expedient that permits an entity to assume that conditions as of the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The amendments are intended to simplify the application of the current expected credit loss (“CECL”) model to short-term receivables and contract assets arising from transactions accounted for under Topic 606. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. Management adopted ASU 2025-05 in 2026 and it did not result in a material impact to our consolidated financial statements.

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

The following table presents non-cash transactions associated with the Merger which were excluded from the condensed consolidated statements of cash flows:

Nine months ended
September 30,
2026
Prepaids and other current assets acquired in connection with the Merger	160
Other liabilities assumed in connection with the Merger	565
Series C preferred stock historically outstanding at Enzon that remained outstanding following the Merger	433

Note 3 – Receivables, Net

Receivables net, consist of the following:

(thousands)	September 30, 2026	December 31, 2025
Accounts receivable, gross	$73,002	$63,123
Less allowance for credit losses	(3,021)	(2,941)
Receivables, net	$69,981	$60,182

Note 4 – Inventories, Net

Inventories net, consists of the following:

(thousands)	September 30, 2026	December 31, 2025
Raw materials	$29,273	$27,141
Work in process	40,250	38,106
Finished products	30,814	31,508
Total inventories, net	$100,337	$96,755

As of September 30, 2026 and December 31, 2025, the Company had an inventory reserve of $4,093 and $3,613, respectively.

Note 5 – Property, Plant and Equipment, net

Depreciation expense associated with property, plant and equipment was $11,481 and $13,263 for the nine months ended September 30, 2026 and 2025, respectively.

Property, plant and equipment, net, consists of the following:

(thousands)	September 30, 2026	December 31, 2025
Land and improvements	$1,836	$1,880
Buildings and improvements	54,066	55,331
Machinery and equipment	352,462	354,178
Furniture and fixtures	28,907	28,981
Construction in progress	66,136	41,956
Total property plant and equipment	$503,407	$482,326

Accumulated depreciation

(thousands)	September 30, 2026	December 31, 2025
Land and improvements	$539	$533
Buildings and improvements	32,316	31,691
Machinery and equipment	298,876	292,736
Furniture and fixtures	16,091	16,062
Total accumulated depreciation	$347,822	$341,022

Asset Impairment charges of $362 and $12,100 were recorded for the nine months ended September 30, 2026 and 2025, respectively, in association with the closing of the Osceola, Arkansas plant and the removal of assets prior to the end of their useful lives. See Note 16 – Restructuring for additional information.

Note 6 – Other Current Assets

Other current assets consist of the following:

	September 30,	December 31,
(thousands)	2026	2025
Prepaid expenses	$24,236	$19,709
Supplies	19,609	18,988
Other	4,406	3,797
Total other current assets	$48,251	$42,494

Note 7 – Debt Obligations

Debt obligations consist of the following:

(thousands)	September 30, 2026	December 31, 2025
Short-term debt:
Senior credit facility	$120,625	$130,375
Europe line of credit	12,769	11,631
Other	3,922	598
Less: short-term deferred financing costs	(1,610)	(830)
Total short-term debt	135,706	141,774

Total debt	$135,706	$141,774

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

As of September 30, 2026, our current interest rate is 7.83%. The effective interest rate of the Term Loan as of September 30, 2026 is 8.92%, which is determined in accordance with ASC 310-20-35, based on the variable rate in effect at inception of the instrument.

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

The Company is in compliance with the amended covenants under its Amended Senior Credit Facility as of September 30, 2026.

Foreign Lines of Credit

In its foreign operations, the Company has unsecured lines of credit with various banks providing approximately $16,000 of availability. There were borrowings of $13,347 under the lines of credit at September 30, 2026 and borrowings of $11,631 under the lines of credit at December 31, 2025. As of September 30, 2026, our current interest rate is 3.91%. The line of credit is an uncommitted facility that can be terminated at any time with payment on demand.

Debt Maturity

The aggregate maturities of debt (1) for each of the next five years are:

	2026	2027	2028	2029	2030	Thereafter
Term Loan	$3,750	$84,375	$—	$—	$—	$—
Revolving Credit Facility	32,500	—	—	—	—	—
Other	13,346	—	—	—	—	—
Total aggregate maturities	$49,596	$84,375	$—	$—	$—	$—
(1)	The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

Note 8 – Retirement Plans

The Company has contributed $787 and $1,770 to pension benefits in the U.S. during the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

The following sets forth the components of net periodic benefit cost for the periods indicated:

	U.S. Pension Benefits
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Component of net period benefit cost
Service cost	$—	$—	$—	$—
Interest cost	1,170	1,217	3,510	3,650
Expected return on plan assets	(1,228)	(1,191)	(3,685)	(3,574)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	6	22	18	66
	$(52)	$48	$(157)	$142

	Non U.S. Pension Benefits
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Component of net period benefit cost
Service cost	$92	$81	$284	$243
Interest cost	200	171	610	513
Expected return on plan assets	(7)	(6)	(19)	(17)
Amortization of prior service cost	1	—	3	—
Amortization of actuarial loss	(102)	(20)	(313)	(62)
	$184	$225	$565	$676

Savings Plans

The Company also has defined contribution savings and similar plans for eligible employees, which vary by subsidiary. The Company’s aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expenses for these plans for the nine months ended September 30, 2026 and September 30, 2025 were approximately $742 and $614,  respectively.

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

Preferred Stock

As of September 30, 2026, 384 shares of preferred stock designated as Series C Preferred Stock were issued and outstanding. As of December 31, 2025, no shares of preferred stock were issued and outstanding.

The terms of the Series C Preferred Stock provide, on an annual basis, that the board of directors may, at its sole discretion, cause a dividend with respect to the Series C Preferred Stock to be paid in cash to the holders in an amount equal to 3% of the liquidation preference as in effect at such time (initially $1,000 per share). If the dividend is not so paid in cash, the liquidation preference is adjusted and increased annually by an amount equal to 5% of the liquidation preference per share as in effect at such time, that is not paid in cash to the holders on such date.

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

Common Stock

The Company had 14,331,620 and 6,651,652 shares of common stock issued and 14,331,620 and 6,612,099 shares outstanding of common stock as of September 30, 2026 and December 31, 2025, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, subject to the preferential dividend rights of Preferred Stock, if any. As of September 30, 2026 and December 31, 2025, no cash dividends had been declared or paid.

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

Note 10 – Income Taxes

For the nine months ended September 30, 2026, we recorded an income tax expense of $1,081 on pre-tax loss of $(17,214) compared to an income tax expense of $14,890 on pre-tax loss of $(31,958) for the nine months ended September 30, 2025. Our effective income tax rate was (6.37)% and (46.6)% for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026 the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

For the nine months ended September 30, 2025 the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to the recognition of a valuation allowance against the US deferred tax asset of $11,475 plus the jurisdictional mix of earnings and operating losses expected for the year.

Note 11 – Related-Party Transactions

As of September 30, 2026, and December 31, 2025, IELP owned approximately 93.7% and 92.8% of our outstanding common stock, respectively.

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

During the first quarter of 2020, Equity Private Placement, IELP purchased additional shares of common stock in a private placement and as a result became the beneficial owner of more than 80% of the shares of our common stock and the Company became subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC (“ACF”), is the sponsor of several pension plans.

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

Segment assets regularly reviewed by the CODM are inclusive only of inventory.

The following table reflects the results of the Company’s segments:

	Three Months Ended September 30, 2026
	North	South			Elimination
	America	America	EMEA	Asia	and other	Consolidated
Sales from external customers	$36,814	$13,873	$34,389	$10,202	$—	$95,279
Intersegment net sales	5,587	—	12,385	—	—	17,972
	42,401	13,873	46,774	10,202	—	113,251

Reconciliation of revenue
Elimination of intersegment sales					(17,972)	(17,972)
Total consolidated net sales						$95,279

Cost of sales	(39,681)	(12,287)	(43,312)	(9,468)	17,972	(86,776)
Selling and marketing	(1,188)	(327)	(678)	(24)	—	(2,217)
General and administrative	(4,866)	(820)	(2,497)	(53)	—	(8,236)
Research and development	(550)	(14)	(143)	(29)	—	(736)
Amortization of intangibles	(28)	245	(379)	—	—	(162)
Asset impairment charge	(136)	—	—	—	—	(136)
Restructuring expense and related expense	(148)	—	—	—	—	(148)
Segment operating income	(4,196)	670	(235)	628	—	(3,132)

Interest expense, net						2,986
Other (expense) income, net						294
Net (loss) income before income taxes						$(6,412)

	Three Months Ended September 30, 2025
	North	South			Elimination
	America	America	EMEA	Asia	and other	Consolidated
Sales from external customers	$32,421	$11,408	$37,500	$9,833	$—	$91,162
Intersegment net sales	4,036	292	9,918	507	—	14,753
	36,457	11,700	47,418	10,340	—	105,915

Reconciliation of revenue
Elimination of intersegment sales					(14,753)	(14,753)
Total consolidated net sales						91,162

Cost of sales	(34,249)	(10,263)	(45,552)	(9,902)	14,670	(85,297)
Selling and marketing	(1,160)	(292)	(1,114)	(87)	—	(2,654)
General and administrative	(6,202)	(477)	(3,101)	(238)	—	(10,017)
Research and development	(673)	(13)	(147)	(17)	—	(851)
Amortization of intangibles	(26)	—	(372)	—	—	(398)
Asset impairment charge	—	—	—	—	—	—
Restructuring expense and related expense	(884)	(126)	—	—	—	(1,009)
Segment operating income	(6,737)	529	(2,869)	95	(83)	(9,064)

Interest expense, net						(2,948)
Other (expense) income, net						965
Net (loss) income before income taxes						$(11,047)

	Nine Months Ended September 30, 2026
	North America	South America	EMEA	Asia	Elimination	Consolidated
Sales from external customers	$106,423	$36,300	$102,620	$26,603	$—	$271,947
Intersegment net sales	13,844	—	45,816	4	—	59,664
	120,267	36,300	148,436	26,607	—	331,611

Reconciliation of revenue
Elimination of intersegment sales					(59,664)	(59,664)
Total consolidated net sales						$271,947

Cost of sales	(112,202)	(32,805)	(133,432)	(24,571)	59,664	(243,346)
Selling and marketing	(3,255)	(1,176)	(2,621)	(147)	—	(7,199)
General and administrative	(16,153)	(1,815)	(8,239)	(423)	—	(26,630)
Research and development	(1,427)	(40)	(387)	(89)	—	(1,943)
Amortization of intangibles	(86)	—	(1,147)	—	—	(1,233)
Asset impairment charge	(362)	—	—	—	—	(362)
Restructuring expense and related expense	(714)	—	—	—	—	(714)
Segment operating income	(13,932)	464	2,610	1,377	—	(9,480)

Interest expense, net						8,514
Other (expense) income, net						(780)
Net (loss) income before income taxes						$(17,214)

	Nine Months Ended September 30, 2025
					Elimination
	North America	South America	EMEA	Asia	and other	Consolidated
Sales from external customers	$117,115	$34,326	$101,631	$29,557	$—	$282,629
Intersegment net sales	19,656	372	31,450	2,056	—	53,534
	136,771	34,698	133,081	31,613	—	336,163

Reconciliation of revenue
Elimination of intersegment sales					(53,534)	(53,534)
Total consolidated net sales						282,629

Cost of sales	(122,428)	(30,875)	(121,767)	(29,188)	53,534	(250,724)
Selling and marketing	(3,251)	(922)	(2,812)	(187)	—	(7,172)
General and administrative	(17,808)	(1,732)	(8,627)	(629)	—	(28,795)
Research and development	(1,741)	(34)	(356)	(47)	—	(2,178)
Amortization of intangibles	(79)	—	(1,069)	—	—	(1,148)
Asset impairment charge	(12,100)	—	—	—	—	(12,100)
Restructuring expense and related expense	(6,480)	(126)	—	—	—	(6,606)
Segment operating income	(27,115)	1,009	(1,550)	1,561	—	$(26,095)

Interest expense, net						(8,545)
Other income (expense), net						2,682
Net (loss) income before income taxes						(31,958)

The following table reflects the Company’s inventory by segment:

	September 30, 2026	December 31, 2025
North America	$29,740	$30,678
South America	19,973	19,160
EMEA	35,815	37,767
Asia	14,809	9,150
Consolidated inventory	$100,337	$96,755

The following table reflects the Company’s expenditures for long-lived assets by segment:

	September 30, 2026	December 31, 2025
North America	$20,511	$31,240
South America	114	890
EMEA	2,420	4,642
Asia	229	10
Total expenditure for long- lived assets	$23,274	$36,782

Geographic Information

Total long-lived assets by country, which include property and equipment, net, operating lease right-of-use assets, net, and other assets, net, consists of the following:

	September 30, 2026	December 31, 2025
United States	$112,557	$92,876
France	28,033	29,630
Brazil	8,596	12,337
Poland	10,045	11,671
Philippines	7,096	8,356
Other international	13,901	16,220
Consolidated long-lived assets	$180,227	$171,090

Note 13 – Other Comprehensive Income and Changes in Accumulated Other Comprehensive Loss

Tax effects allocated to each component of other comprehensive income are the following:

	Before-	Tax (Expense)	Net-of-
	Tax Amount	or Benefit	Tax Amount
Balance at September 30, 2026
Foreign currency translation adjustments	$(3,224)	$—	$(3,224)
Pension liability adjustments	(502)	—	(502)
Total other comprehensive (loss) income	$(3,726)	$—	$(3,726)

	Before-	Tax (Expense)	Net-of-
	Tax Amount	or Benefit	Tax Amount
Balance at September 30, 2025
Foreign currency translation adjustments	$4,863	$—	$4,863
Pension liability adjustments	1,312	—	1,312
Total other comprehensive (loss) income	$6,174	$—	$6,174

Changes in accumulated other comprehensive loss consist of the following:

	Accrued	Translation
	Employee Benefits	Adjustments	Total
Balance at December 31, 2024	$(20,958)	$(44,428)	$(65,386)
Other comprehensive income (loss) before
reclassifications	—	2,157	2,157
Reclassifications from accumulated other
comprehensive loss to earnings	99	—	99
Balance at March 31, 2025	$(20,859)	$(42,271)	$(63,130)

Other comprehensive income (loss) before
reclassifications	—	5,237	5,237
Reclassifications from accumulated other
comprehensive loss to earnings	1,187	—	1,187
Balance at June 30, 2025	$(19,672)	$(37,034)	$(56,706)

Other comprehensive income (loss) before
reclassifications	—	(2,531)	(2,531)
Reclassifications from accumulated other
comprehensive loss to earnings	26	—	26
Balance at September 30, 2025	$(19,646)	$(39,565)	$(59,211)

	Accrued	Translation
	Employee Benefits	Adjustments	Total
Balance at December 31, 2025	$(17,404)	$(37,957)	$(55,361)
Other comprehensive income (loss) before
reclassifications	—	(1,800)	(1,800)
Reclassifications from accumulated other
comprehensive loss to earnings	(170)	—	(170)
Balance at March 31, 2026	$(17,574)	$(39,757)	$(57,331)

Other comprehensive income (loss) before
reclassifications	—	(116)	(116)
Reclassifications from accumulated other
comprehensive loss to earnings	(223)	—	(223)
Balance at June 30, 2026	$(17,797)	$(39,873)	$(57,670)

Other comprehensive income (loss) before
reclassifications	—	(1,308)	(1,308)
Reclassifications from accumulated other
comprehensive loss to earnings	(109)	—	(109)
Balance at September 30, 2026	$(17,906)	$(41,181)	$(59,087)

Note 14 – Variable Interest Entity

The Company holds a variable interest in a joint venture for which the Company is the primary beneficiary, the joint venture, VE Netting, LLC.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$23	$43
Receivables, net	79	73
Inventories	330	390
Other current assets	38	63

Property, plant and equipment	1,278	1,278
Less: Accumulated depreciation	(1,094)	(998)
Property, plant and equipment,net	184	280

Other assets	11	14
Total Assets	$665	$863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	679	735
Total Liabilites	679	735

Paid in capital	2,931	2,931
Retained earnings	(2,945)	(2,803)
Total Stockholder Equity	(14)	128
Total Liabilities and Stockholders’ Equity	$665	$863

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The following table summarizes the Statement of Operations of the VIE included in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2026 and September 30, 2025:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$199	$174	$540	$532
Cost of sales	212	177	612	538
Gross margin	(13)	(3)	(72)	(6)

Selling, general and administrative	13	11	39	34
Asset impairment	—	—	—	—

Operating loss	(26)	(14)	(111)	(40)

Other expense	11	43	30	26
Loss before income taxes	(37)	(57)	(141)	(66)

Income tax expense	—	—	—	—

Net loss	$(37)	$(57)	$(141)	$(66)

Note 15 – Net Earnings (Loss) Per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net (loss) income	$(6,440)	$(12,996)	$(18,295)	$(46,848)
Less: Net (loss) attributable to noncontrolling interests	(37)	(12)	(141)	(33)
Net (loss) income attributable to common stockholders	$(6,403)	$(12,984)	$(18,154)	$(46,815)
Less: Dividends on Series C Preferred Stock	—	—	—	—
Net (loss) income available to common stockholders	$(6,403)	$(12,984)	$(18,154)	$(46,815)

Denominator:
Weighted-average common stock outstanding, basic and diluted	14,331,620	5,419,340	12,221,608	5,273,964
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.45)	$(2.40)	$(1.49)	$(8.88)

Note 16 – Restructuring

On March 26, 2025, the Company announced that it would cease production at the Osceola, Arkansas facility effective May 31, 2025 (the “2025 Plant Closure Program”). In connection with the plant closure, 210 employees were separated under the separation plan resulting in severance of approximately $4,600 included in the restructuring and related costs for the year ended December 31, 2025. The plant closure resulted in an impairment of $9,600 related to the property, plant and equipment and $2,500 related to inventory which were recorded as Asset impairment charge in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Restructuring and related expense consists of the following in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Severance and other personnel costs	$—	$—	$—	$6,606
Transfer and disposal costs and professional fees	148	—	714	—
	$148	$—	$714	$6,606

The following table summarizes the activities as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Beginning balance	$153	$—
Provision	714	7,054
Payments	(867)	(6,901)
Translation	—	—
Ending balance	$—	$153

In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Note 17 – Revenue Recognition

The following table summarizes net sales by product line:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Sales by product line
Nojax	$53,839	$47,121	$150,410	$149,301
Fibrous	22,469	27,309	71,756	80,641
Large	2,293	1,880	6,096	6,567
Plastic	10,730	11,662	32,305	36,379
Traded Goods	2,658	2,546	7,154	6,867
Other	3,290	643	4,226	2,874
Total	$95,279	$91,162	$271,947	$282,629

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

Recent Developments

The Merger

On June 20, 2025, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) that was amended on October 24, 2025, by and between Enzon Pharmaceuticals, Inc. (which is now known as Viskase Holdings, Inc.), Viskase Companies, Inc. (which was converted into a limited liability company following the Merger and is now known as Viskase Companies, LLC (“Viskase Companies”), and EPSC Acquisition Corp. (“EPSC”). Pursuant to the terms of the Merger Agreement, EPSC was merged with and into Viskase Companies, with Viskase Companies surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, Viskase Companies converted into a limited liability company under Delaware law, and the Company changed its name from “Enzon Pharmaceuticals, Inc.” to “Viskase Holdings, Inc.” References herein to the Company refer to Viskase Holdings, Inc., which operates it business through its subsidiaries, including Viskase Companies.

In connection the transactions contemplated by the Merger Agreement, prior to the completion of the Merger, Icahn Enterprises Holdings L.P. and certain of its affiliates (together, the “IEH Parties”) agreed to exchange the shares of the Company’s Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), held by them into shares of the Company’s common stock (the “IEH Exchange”), pursuant to the terms of a support agreement entered into between the Company, Viskase Companies, and the IEH Parties on June 20, 2025 and amended on October 24, 2025 (the “Support Agreement”). In addition, certain holders of the Series C Preferred Stock other than the IEH Parties exchanged their shares of Series C Preferred Stock for shares of the Company’s common stock pursuant to the terms of an exchange offer conducted by the Company (the “Series C Exchange Offer”).

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

The Restructuring Plan

2025 Restructuring Plan – Arkansas Plant Closure

On March 26, 2025, the Company announced that it would cease production at its Osceola, Arkansas facility effective as of May 31, 2025 (the “2025 Plant Closure Program”), which is part of the 2025 Restructuring Plan. In connection with the plant closure, 210 employees were separated under the Company’s separation plan resulting in severance of approximately $4,600 included in the restructuring and related costs for the year ended December 31, 2025. The plant closure resulted in an impairment of $9,600 related to the property, plant and equipment and $7,059 related to inventory which were recorded as an asset impairment charge in the condensed consolidated statement of operations for the year ended December 31, 2025.

The following table summarizes the total charges related to the 2025 Restructuring Plan for the periods presented (in thousands):

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2026	2025
Cash restructuring charges:
Severance and other personnel costs	$—	$6,606
Transfer and disposal costs and professional fees	714
Total cash charges	714	6,606
Non-cash charges:
Write-offs of inventory due to restructuring plan	—	12,100
Total non-cash charges	—	12,100
Total	$714	$18,706

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

Viskase records unrecognized tax benefit liabilities for known or anticipated tax issues for which the benefit is more likely than not based on its analysis of whether, and the extent to which, additional taxes will be due. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent Viskase prevails in matters for which unrecognized tax benefit liabilities have been established or are required to pay amounts in excess of its recorded liability, Viskase’s effective tax rate in a given financial statement period could be materially affected.

Results of Operations – Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes Viskase’s annual condensed consolidated statement of operations for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2026	2025	Change
Net sales	$95,279	$91,162	$4,117
Cost of sales	86,776	85,297	1,479
Gross margin	8,503	5,865	2,638
Operating expenses
Selling, general and administrative	11,189	13,522	(2,333)
Amortization of intangibles	162	398	(236)
Asset impairment expense	136	—	136
Restructuring expense	148	1,009	(861)
Total operating expenses	11,635	14,929	(3,294)
Loss from operations	(3,132)	(9,064)	5,932
Other income (expense):
Interest expense, net	2,986	2,948	38
Other expense (income), net	294	(965)	1,259
Total other expense, net	3,280	1,983	1,297
Loss before income tax provision	(6,412)	(11,047)	4,635
Income tax provision (benefit)	28	1,949	(1,921)
Net loss	$(6,440)	$(12,996)	$6,556

Net Sales

Net sales increased by approximately $4.1 million, or 4.5%, to $95.3 million for the three months ended September 30, 2026, compared to $91.2 million for the three months ended September 30, 2025. The increase in net sales was primarily driven by volume-related increases of approximately $1.0 million, price and product mix-related increases of approximately $3.0 million and a favorable foreign currency impact of $0.1 million.

The following table summarizes our segment revenues for the periods presented (in thousands):

	Net Sales
					Corporate and
	North America	South America	EMEA	Asia	Other	Consolidated
Three months Ended September 30, 2026	$42,401	$13,873	$46,774	$10,202	$—	$113,251
Three months Ended September 30, 2025	36,457	11,700	47,418	10,340	—	105,915
Change - $	5,944	2,173	(644)	(138)	—	7,335
Change - %	14.0%	15.7%	(1.4)%	(1.4)%	—	6.5%

The increase in North America net sales of $5.9 million is mainly due to increased sales volume resulting from improved production capacity post the 2025 Restructuring Plan plus an increase in selling price. South America net sales has increased $2.2 million due to improved sales volume.

Cost of Sales

Cost of sales increased by approximately $1.5 million, or 1.7%, to $86.8 million for the three months ended September 30, 2026, as compared to $85.3 million for the three months ended September 30, 2025. The increase in cost of sales was primarily driven by higher volumes of products sold due to improved production efficiency.

Gross Margin

Gross margin increased by approximately $2.6 million, or 45%, to $8.5 million for the three months ended September 30, 2026, as compared to $5.9 million for the three months ended September 30, 2025. The increase in gross margin was primarily driven by higher volumes of products sold due to improved production efficiency.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $2.3 million, or 17.3%, to $11.2 million for the three months ended September 30, 2026, as compared to $13.5 million for the three months ended September 30, 2025. The decrease was primarily driven by lower year over year professional fees and payroll expenses.

Amortization of Intangibles

Amortization of intangible assets totaled approximately $0.2 million for the three months ended September 30, 2026 compared to $0.4 million for the period ended September 30, 2025.

Restructuring and Related Expenses

Restructuring and related expense totaled approximately $0.2 million for the three months ended September 30, 2026, as compared to an expense of $1.0 million for the three months ended September 30, 2025. See the discussion in the Restructuring Plan section above for additional details.

Income from Operations

Loss from operations totaled approximately $3.1 million for the three months ended September 30, 2026, as compared to $9 million for the three months ended September 30, 2025. The increase in operating income of $5.9 million or (189.4)% was primarily driven by the increase in gross profit and the decrease in selling, general and administrative expenses.

The following table summarizes our segment operating income for the periods presented (in thousands):

	Operating (Loss) Income
					Corporate
					and
	North America	South America	EMEA	Asia	Other	Consolidated
Three months Ended September 30, 2026	$(4,196)	$670	$(235)	$628	$—	$(3,132)
Three months Ended September 30, 2025	(6,737)	529	(2,869)	95	(83)	(9,064)
Change -$	2,541	141	2,634	533	—	5,931
Change - %	60.5%	21.0%	1,120.7%	84.8%	—	189.4%

North America operating income has improved $2.5 million due to improved gross profit and lower selling, general and administrative expenese. EMEA operating income improved by $2.6 million due to higher sales volume and gross profit.

Other Income (Expense):

Interest Expense, Net

Interest expense, net of interest income totaled approximately $3.0 million for the three months ended September 30, 2026 as compared to $2.9 million for the three months ended September 30, 2025.

Other Expense, Net

Other expense, net totaled approximately $0.3 million for the three months ended September 30, 2026, as compared to other income of approximately ($1.0) million for the three months ended September 30, 2025. The decrease was primarily driven by foreign currency losses recognized during the period.

Income Taxes:

Income Tax Provision

During the three months ended September 30, 2026, an income tax provision of approximately $0.0 million was recognized on the loss before income taxes of $6.4 million compared to an income tax expense of approximately $1.9 million for the three months ended September 30, 2025 on loss before income taxes of $11.0 million. Our effective income tax rate was (0)% and (17.6)% for the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

For the three months ended September 30, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to the recognition of a valuation allowance against the deferred tax assets in the U.S. and the jurisdictional mix of earnings and operating losses expected for the year.

Results of Operations – Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes Viskase’s annual condensed consolidated statement of operations for the periods presented (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2026	September 30, 2025	Change
Net sales	$271,947	$282,629	$(10,682)
Cost of sales	243,346	250,724	(7,378)
Gross margin	28,601	31,905	(3,304)
Operating expenses
Selling, general and administrative	35,772	38,146	(2,374)
Amortization of intangibles	1,233	1,148	85
Asset impairment expense	362	12,100	(11,738)
Restructuring expense	714	6,606	(5,892)
Total operating expenses	38,081	58,000	(19,919)
Loss from operations	(9,480)	(26,095)	16,615
Other income (expense):
Interest expense, net	8,514	8,545	(31)
Other expense (income), net	(780)	(2,682)	1,902
Total other expense, net	7,734	5,863	1,871
Loss before income tax provision	(17,214)	(31,958)	14,744
Income tax provision	1,081	14,890	(13,809)
Net loss	$(18,295)	$(46,848)	$28,553

Net Sales

Net sales decreased by approximately $10.7 million, or (3.8)%, to $271.9 million for the nine months ended September 30, 2026, as compared to $282.6 million for the ninemonths ended September 30, 2025. The decrease in net sales was primarily driven by volume-related decreases of approximately $22.6 million, partially offset by price and product mix-related increases of approximately $7.0 million and a favorable foreign currency impact of $5.0 million.

The following table summarizes our segment revenues for the periods presented (in thousands):

	Net Sales
					Corporate
	North America	South America	EMEA	Asia	and Other	Consolidated
Nine months Ended September 30, 2026	$120,267	$36,300	$148,436	$26,607	$—	$331,611
Nine months Ended September 30, 2025	136,771	34,698	133,081	31,613	—	336,163
Change - $	(16,504)	1,602	15,355	(5,006)	—	(4,552)
Change - %	(13.7)%	4.4%	10.3%	(18.8)%	—	(1.4)%

The decrease in North America net sales of $16.5 million is mainly due to reduced sales volume resulting from a temporary production capacity issue related to the 2025 Restructuring Plan, which was offset by a favorable increase in selling prices. EMEA net sales increased $15.4 million due to $14.3 million of intercompany sales volume and increased customer sales mainly driven by foreign currency translation. Asia net sales decreased $5.0 million due to a decline in sales volume.

Cost of Sales

Cost of sales decreased by approximately $7.4 million, or (2.9)%, to $243.3 million for the nine months ended September 30, 2026, as compared to $250.7 million for the nine months ended September 30, 2025. The decrease in cost of sales was primarily driven by lower volumes of product sold due to temporary capacity constraints from 2025 restructuring plan.

Gross Margin

Gross margin decreased by approximately $3.3 million, or (10.4)%, to $28.6 million for the nine months ended September 30, 2026, as compared to $32.0 million for the nine months ended September 30, 2025. The decrease in gross margin was primarily driven by lower volumes of product sold due to temporary capacity constraints.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $2.4 million, or (6.2)%, to $35.8 million for the nine months ended September 30, 2026, as compared to $38.1 million for the nine months ended September 30, 2025 due to lower payroll and consulting fees.

Amortization of Intangibles

Amortization of intangible assets totaled approximately $1.2 million for the nine months ended September 30, 2026 and $1.1 million for the nine months ended September 30, 2025 on the amortization of intangible assets recognized with acquisitions.

Restructuring and Related Expenses

Restructuring and related expense totaled approximately $0.7 million for the nine months ended September 30, 2026, as compared to an expense of $6.6 million for the nine months ended September 30, 2025. See the discussion in the Restructuring Plan section above for additional details.

Income from Operations

Loss from operations totaled approximately $6.3 million for the nine months ended September 30, 2026, as compared to $17.0 million for the nine months ended September 30, 2025. The decrease in operating loss of $10.7 million, or (62.7)%, was primarily driven by lower asset impairment expense of $12.1 million recorded in during the same period in prior year, partially offset by lower year over year gross margin during the nine months ended September 30, 2026.

The following table summarizes our segment operating income for the periods presented (in thousands):

	Operating (Loss) Income
					Corporate
	North America	South America	EMEA	Asia	and Other	Consolidated
Nine months Ended September 30, 2026	$(13,932)	$464	$2,610	$1,377	$—	$(9,480)
Nine months Ended September 30, 2025	(27,115)	1,009	(1,550)	1,561	—	(26,095)
Change - $	13,183	(545)	4,160	(184)	—	16,615
Change - %	94.6%	(117.4)%	159.4%	(13.3)%	—	175.3%

North America operating income improved by $13.2 million due to lower asset impairment of $11.7 million and restructuring expense of $5.9 million, which was offset by a decrease in gross profit due to lower sales volume. EMEA operating income increased by $1.5 million compared to September 30, 2025 due to higher gross profit on sales mix and inflation on costs. South America operating income decreased by $0.5 million compared to September 30, 2025 due to higher production costs.

Other Income (Expense):

Interest Expense, Net

Interest expense, net of interest income totaled approximately $8.5 million for the nine months ended September 30, 2026 and $8.5 million for the nine months ended September 30, 2025.

Other (Expense) Income, Net

Other income, net totaled approximately $0.8 million for the nine months ended September 30, 2026, as compared to approximately $2.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by foreign currency gains or losses recognized during the period.

Income Taxes:

Income Tax Provision

During the nine months ended September 30, 2026, an income tax provision of approximately $1.0 million was recognized on the loss before income taxes of $17.2 million, as compared to an income tax expense of approximately $14.9 million for the nine months ended September 30, 2025 on loss before income taxes of $32.0 million. Our effective income tax rate was (6)% and (47) % for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to the jurisdictional mix of earnings and operating losses expected for the year.

For the nine months ended September 30, 2025, the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to a valuation allowance against US deferred tax assets and the jurisdictional mix of earnings and operating losses expected for the year.

Liquidity and Capital Resources

Sources and Uses of Cash

Viskase’s primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under its Amended Senior Credit Facility and Foreign Lines of Credit (as further discussed and defined below). As of September 30, 2026, Viskase had approximately $7.7 million of cash and cash equivalents and approximately $3.8 million of unused borrowing capacity under the Amended Senior Credit Facility, net of letters of credit.

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

Going Concern

The assessment of liquidity and going concern requires us to make judgments about its ability to meet its obligations as they fall due for at least one year after the date that its condensed consolidated financial statements for the nine months ended September 30, 2026 are issued.

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

Cash Flows – Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes Viskase’s cash flows for the periods presented (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2026	2025
Net cash (used in) provided by operating activities	(27,066)	12,491
Net cash used in investing activities	(23,274)	(25,590)
Net cash provided by financing activities	49,078	14,774
Foreign currency translation	(208)	315
Net (decrease) increase in cash and cash equivalents	$(1,470)	$1,990

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

For the nine months ended September 30, 2026, net cash used in operating activities was approximately $(27.1) million, as compared to net cash provided by operating activities of approximately $12.5 million for the nine months ended September 30, 2025. The decrease was primarily attributable to increases in receivables, inventories, and other current assets, as well as a decrease in accounts payable during the nine months ended September 30, 2026.

Net Cash Provided by Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was approximately $23.2 million, as compared to $25.6 million for the nine months ended September 30, 2025, representing a decrease of $2.4 million. The decrease was primarily attributable to lower capital expenditures related to manufacturing facilities and production equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $49.1 million for the nine months ended September 30, 2026, as compared to $14.8 million for the nine months ended September 30, 2025, representing an increase of $34.3 million. The increase was primarily attributable to $40.9 million of cash acquired in connection with the Enzon reverse recapitalization transaction and $15.0 million of proceeds from a private placement of common stock.

Recent Accounting Pronouncements

See Note 1 (“Summary of Significant Accounting Policies”)  to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on our unaudited condensed consolidated and audited consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2026, Viskase did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its current and future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

o

changes in the cost or availability of raw materials and changes in energy prices or other costs, including any impact associated with quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of materials or the geopolitical conditions;

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

o

our ability to identify, complete and integrate acquisitions, including the business combination between Enzon and Viskase Companies, pursuant to which Viskase Companies became a wholly owned subsidiary of Enzon (now known as Viskase Holdings, Inc);

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
2.1**	Agreement and Plan of Merger, dated as of June 20, 2025, by and between Enzon Pharmaceuticals, Inc., EPSC Acquisition Corp. and Viskase Companies, Inc.	8
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	1
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013.	2
3.3	Certificate of Designation of Series C Non-Convertible Redeemable Preferred Stock of Enzon Pharmaceuticals, Inc., filed with the Secretary of State of the State of Delaware on September 21, 2020.	3
3.4	First Amendment to the Second Amended and Restated By-Laws, effective February 24, 2022.	4
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc. dated March 24, 2026.	6
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enzon Pharmaceuticals, Inc. dated March 20, 2026.	6
3.7	Certificate of Amendment, dated as of March 26, 2026.	7
3.8	Certificate of Designations of Series A-2 Junior Participating Preferred Stock of Viskase Holdings, Inc., filed with the Secretary of State of the State of Delaware on May 5, 2026.	5
4.1	Section 382 Rights Agreement, dated as of May 5, 2026, by and between Viskase Holdings, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designations as Exhibit A thereto, the Form of Rights Certificate as Exhibit B thereto, and the Form of Summary of Rights as Exhibit C thereto.	5
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document	+
101.SCH	Inline XBRL Taxonomy Extension Schema Document	+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	+
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	+

+Filed herewith.

*This certification is not deemed filed by the Commission and is not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.

**Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Referenced exhibit was previously filed with the SEC as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

(2)	Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013.

(3)	Current Report on Form 8-K filed on September 23, 2020.

(4)	Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022.

(5)	Current Report on Form 8-K filed on May 5, 2026.

(6)	Current Report on Form 8-K filed on March 24, 2026.

(7)	Current Report on Form 8-K filed on March 26, 2026.

(8)	Current Report on Form 8-K filed with the SEC on June 23, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISKASE HOLDINGS, INC.
(Registrant)

Dated: November 2, 2026	/s/ Thomas D. Davis
Thomas D. Davis
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2026	/s/ Michael Blecic
Michael Blecic Chief Financial Officer, Vice President, Chief Accounting Officer, Treasurer
(Principal Financial Officer and Principal Accounting Officer)